Form 10-Q
period 2021-06-30
Orange County Bancorp, Inc. /DE/
filed 2021-09-15
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40711

Orange County Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1135778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

212 Dolson Avenue

Middletown, New York 10940

(Address of Principal Executive Offices)

(845) 341-5000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.50 per share	OBT	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 8, 2021, there were 5,637,376 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$322,919	$121,232
Investment securities – available-for-sale	377,738	330,105
Restricted investment in bank stocks	2,109	1,449
Loans	1,286,885	1,152,738
Allowance for loan losses	(17,049)	(16,172)
Loans, net	1,269,836	1,136,566
Net premises and equipment	14,124	14,017
Accrued interest receivable	7,090	6,295
Bank owned life insurance	29,064	28,520
Goodwill	5,359	5,359
Intangible assets	1,821	1,963
Other assets	22,172	19,430
TOTAL ASSETS	$2,052,232	$1,664,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$652,767	$521,093
Interest bearing	1,218,898	968,201
Total deposits	1,871,665	1,489,294
Note payable	3,000	3,000
Subordinated notes, net of issuance costs	19,358	19,323
Accrued expenses and other liabilities	17,298	17,896
TOTAL LIABILITIES	1,911,321	1,529,513
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 4,533,304 issued; 4,488,437 and 4,483,102 outstanding, at June 30, 2021 and December 31, 2020, respectively	2,266	2,266
Surplus	84,936	85,111
Retained Earnings	56,118	47,683
Accumulated other comprehensive income (loss), net of taxes	(1,116)	1,819
Treasury stock, at cost; 44,867 and 50,202 shares at June 30, 2021 and December 31, 2020, respectively	(1,293)	(1,456)
TOTAL STOCKHOLDERS’ EQUITY	140,911	135,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,052,232	$1,664,936

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$14,033	$11,444	$27,261	$22,446
Interest on investment securities:
Taxable	1,156	1,223	2,284	2,558
Tax exempt	408	233	771	359
Interest on Federal funds sold and other	61	28	104	208
TOTAL INTEREST INCOME	15,658	12,928	30,420	25,571
INTEREST EXPENSE
Savings and NOW accounts	617	851	1,209	1,807
Time deposits	137	254	295	535
FHLB advances	—	—	—	10
Note payable	42	42	84	84
Subordinated notes	230	—	460	—
TOTAL INTEREST EXPENSE	1,026	1,147	2,048	2,436
NET INTEREST INCOME	14,632	11,781	28,372	23,135
Provision for loan losses	809	1,310	875	2,510
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,823	10,471	27,497	20,625
NONINTEREST INCOME
Service charges on deposit accounts	158	117	333	325
Trust income	1,184	918	2,307	1,956
Investment advisory income	1,235	997	2,411	1,898
Investment securities gains	—	586	—	586
Earnings on bank owned life insurance	173	182	344	347
Other	278	206	524	435
TOTAL NONINTEREST INCOME	3,028	3,006	5,919	5,547
NONINTEREST EXPENSE
Salaries	4,726	4,634	9,273	8,819
Employee benefits	876	1,105	2,002	2,254
Occupancy expense	967	934	1,932	1,872
Professional fees	1,023	1,004	1,930	1,575
Directors’ fees and expenses	252	276	494	569
Computer software expense	1,032	920	2,090	1,714
FDIC assessment	267	197	555	366
Advertising expenses	285	338	568	651
Advisor expenses related to trust income	140	88	261	243
Telephone expenses	136	140	270	269
Intangible amortization	71	71	142	143
Other	626	197	1,199	1,020
TOTAL NONINTEREST EXPENSE	10,401	9,904	20,716	19,495
Income before income taxes	6,450	3,573	12,700	6,677
Provision for income taxes	1,257	695	2,482	1,323
NET INCOME	$5,193	$2,878	$10,218	$5,354

Basic and diluted earnings per share	$1.16	$0.64	$2.28	$1.19
Weighted average shares outstanding	4,488,602	4,514,345	4,485,886	4,512,382

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$5,193	$2,878	$10,218	$5,354
Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gains/(losses) arising during the period	1,817	1,319	(3,722)	6,109
Reclassification adjustment for (gains)/losses included in net income	—	(586)	—	(586)
Tax effect	381	153	(782)	1,159
Net of tax	1,436	580	(2,940)	4,364
Defined benefit pension plans:
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	14	—	14	—
Tax effect	3	—	3	—
Net of tax	11	—	11	—
Deferred compensation liability:
Unrealized loss	(5)	(5)	(8)	(9)
Tax effect	(1)	(1)	(2)	(2)
Net of tax	(4)	(4)	(6)	(7)
Total other comprehensive income/(loss)	1,443	576	(2,935)	4,357
Total comprehensive income	$6,636	$3,454	$7,283	$9,711

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2021	$2,266	$84,774	$51,818	$(2,559)	$(1,218)	$135,081
Net income	—	—	5,193	—	—	5,193
Other comprehensive income, net of taxes	—	—	—	1,443	—	1,443
Cash dividends declared ($0.20 per share)	—	—	(893)	—	—	(893)
Treasury stock purchased (2,536 shares)	—	—	—	—	(75)	(75)
Restricted stock expense	—	162	—	—	—	162
Balance, June 30, 2021	$2,266	$84,936	$56,118	$(1,116)	$(1,293)	$140,911

Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	10,218	—	—	10,218
Other comprehensive loss, net of taxes	—	—	—	(2,935)	—	(2,935)
Cash dividends declared ($0.40 per share)	—	—	(1,783)	—	—	(1,783)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (12,231 shares)	—	—	—	—	(343)	(343)
Restricted stock expense	—	262	—	—	—	262
Stock-based compensation (2,404 shares)	—	(1)	—	—	70	69
Balance, June 30, 2021	$2,266	$84,936	$56,118	$(1,116)	$(1,293)	$140,911

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2020	$2,266	$84,792	$41,169	$(263)	$(476)	$127,488
Net income	—	—	2,878	—	—	2,878
Other comprehensive income, net of taxes	—	—	—	576	—	576
Cash dividends declared ($0.20 per share)	—	—	(898)	—	—	(898)
Treasury stock purchased (11,475 shares)	—	—	—	—	(350)	(350)
Restricted stock expense	—	102	—	—	—	102
Balance, June 30, 2020	$2,266	$84,894	$43,149	$313	$(826)	$129,796

Balance, January 1, 2020	$2,266	$85,178	$39,589	$(4,044)	$(926)	$122,063
Net income	—	—	5,354	—	—	5,354
Other comprehensive income, net of taxes	—	—	—	4,357	—	4,357
Cash dividends declared ($0.40 per share)	—	—	(1,794)	—	—	(1,794)
Issue of restricted stock (14,532 shares)	—	(442)	—	—	442	—
Treasury stock purchased (16,600 shares)	—	—	—	—	(502)	(502)
Restricted stock expense	—	189	—	—	—	189
Stock-based compensation (4,332 shares)	—	(31)	—	—	160	129
Balance, June 30, 2020	$2,266	$84,894	$43,149	$313	$(826)	$129,796

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$10,218	$5,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	875	2,510
Depreciation	657	637
Accretion on loans	(2,453)	(539)
Amortization of intangibles	142	143
Amortization of subordinated notes issuance costs	35	—
Investment securities (gains) losses	—	(586)
Restricted stock expense	262	189
Stock-based compensation	69	129
Net amortization of investment premiums	1,104	1,058
Earnings on bank owned life insurance	(344)	(347)
Net change in:
Accrued interest receivable	(795)	(4,236)
Other assets	(1,950)	(407)
Other liabilities	(603)	(643)
Net cash from operating activities	7,217	3,262
Cash flows from investing activities
Purchases of investment securities available-for-sale	(124,635)	(97,081)
Proceeds from sales and paydowns of investment securities available-for-sale	52,299	54,335
Proceeds from maturities and calls of investment securities available-for-sale	19,877	15,412
Purchase of restricted investment in bank stocks	(662)	(3,347)
Proceeds from redemptions of restricted investment in bank stocks	2	3,372
Loans purchased	(3,025)	(15,019)
Principal returned on loans purchased	9,322	5,766
Net increase in loans	(137,989)	(147,829)
Additions to premises and equipment	(764)	(506)
Purchase of bank owned life insurance	(200)	—
Net cash from investing activities	(185,775)	(184,897)
Cash flows from financing activities
Net increase in deposits	382,371	351,711
Net change in FHLB term advances	—	(5,000)
Cash dividends paid	(1,783)	(1,794)
Purchases of treasury stock	(343)	(502)
Net cash from financing activities	380,245	344,415
Net change in cash and cash equivalents	201,687	162,780
Beginning cash and cash equivalents	121,232	25,112
Ending cash and cash equivalents	$322,919	$187,892
Supplementary Cash Flow Information
Interest paid	2,064	2,471
Income taxes paid	2,132	1,241

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The unaudited consolidated financial statements include Orange County Bancorp, Inc., a Delaware bank holding company (“Orange County Bancorp”) and its wholly owned subsidiaries: Orange Bank & Trust Company, a New York trust company (the “Bank”) and Hudson Valley Investment Advisors (“HVIA”), a Registered Investment Advisor, together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with eight locations in Orange County, New York, five in Westchester County, New York and one in Rockland County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1,237,523 and $1,189,119 at June 30, 2021 and December 31, 2020, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included herein for the year ended December 31, 2020 for Orange County Bancorp, Inc. contained in the Company’s definitive prospectus dated August 4, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(4) on August 5, 2021. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2021, the results of operations, comprehensive income, stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flow statements for the six months ended June 30, 2021 and 2020. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period.

Risk and Uncertainties: On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the New York metropolitan area in which the Company primarily operates. Although the Company has been able to continue operations while taking steps to ensure the safety of employees and customers, COVID-19 could also potentially create widespread business continuity issues for the Company. This could cause the Company to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, and loans.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Recent Accounting Pronouncements: On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-14, Compensation — Retirement Benefits Topic 715-20. This ASU amends Accounting Standards Codification (“ASC”) 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year, and also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. The adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a result, the Company is eligible for the delay and will adopt the ASU effective January 1, 2023. The Company is currently working with a third-party vendor in the development of certain methodologies and modeling techniques that will be implemented to accommodate this adoption. It is expected that the modeling of the new accounting standard will be run in parallel with the Company’s current incurred loss methodology throughout 2022 in an effort to evaluate and inform the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at June 30, 2021 and December 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale June 30, 2021
U.S. government agencies	$78,372	$985	$(922)	$78,435
Mortgage-backed securities	201,426	2,044	(1,743)	201,727
Corporate Securities	13,093	262	(5)	13,350
Obligations of states and political subdivisions	82,305	2,073	(152)	84,226
Total debt securities	$375,196	$5,364	$(2,822)	$377,738

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2020
U.S. government agencies	$82,409	$1,394	$(382)	$83,421
Mortgage-backed securities	157,408	3,633	(257)	160,784
Corporate Securities	10,603	57	(33)	10,627
Obligations of states and political subdivisions	73,421	1,883	(31)	75,273
Total debt securities	$323,841	$6,967	$(703)	$330,105

The proceeds from sales of securities and associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds	$—	$21,285	$—	$21,285

Gross realized gains	$—	$736	$—	$736
Gross realized losses		(150)		(150)
Net gain on sales of securities	—	586	—	586
Tax provision on realized net gains and loss	—	123	—	123
Net gain on sales of securities, after tax	$—	$463	$—	$463

The amortized cost and fair value of debt securities as of June 30, 2021 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$11,510	$11,551
Due after one through five years	8,768	8,864
Due after five through ten years	53,408	53,647
Due after ten years	100,084	101,949
	173,770	176,011
Mortgage-backed securities	201,426	201,727
Total debt securities	$375,196	$377,738

Securities pledged at June 30, 2021 and December 31, 2020 had a carrying amount of $233,737 and $121,233 and were pledged to secure public deposits.

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes securities with unrealized and unrecognized losses at June 30, 2021 and December 31, 2020, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale June 30, 2021
U.S. government agencies	$27,164	$(693)	$14,596	$(229)	$41,760	$(922)
Mortgage-backed securities	93,119	(1,724)	2,052	(19)	95,171	(1,743)
Corporate Securities	3,572	(5)	—	—	3,572	(5)
Obligations of states and political subdivisions	10,164	(152)	—	—	10,164	(152)
Total debt securities	$134,019	$(2,574)	$16,648	$(248)	$150,667	$(2,822)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2020
U.S. government agencies	$17,948	$(52)	$20,779	$(330)	$38,727	$(382)
Mortgage-backed securities	35,580	(208)	1,887	(49)	37,467	(257)
Corporate Securities	1,551	(33)	—	—	1,551	(33)
Obligations of states and political subdivisions	15,373	(31)	—	—	15,373	(31)
Total debt securities	$70,452	$(324)	$22,666	$(379)	$93,118	$(703)

There was no other than temporary impairment loss recognized on any securities at June 30, 2021 or December 31, 2020.

As of June 30, 2021, the Company’s security portfolio consisted of 224 securities, 50 of which were in an unrealized loss position. As of December 31, 2020, the Company’s security portfolio consisted of 196 securities, 36 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

At June 30, 2021, mortgage-backed securities held by the company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at June 30, 2021.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in Small Business Administration (“SBA”) issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at June 30, 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Commercial and industrial	$346,727	$299,049
Commercial real estate	781,074	698,130
Commercial real estate construction	66,781	63,544
Residential real estate	62,274	57,941
Home equity	13,057	13,960
Consumer	16,972	20,114
Total	$1,286,885	$1,152,738

Included in commercial and industrial loans as of June 30, 2021 and December 31, 2020 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $108,711 and $68,974, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:

Beginning balance	$5,015	$9,545	$1,002	$346	$65	$310	$16,283
Provision for loan losses	(72)	1,039	(54)	(45)	(5)	(54)	809
Charge-offs	(89)	(60)	—	—	—	(2)	(151)
Recoveries	92	12	—	—	—	4	108
Ending balance	$4,946	$10,536	$948	$301	$60	$258	$17,049

	Six Months Ended June 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:

Beginning balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Provision for loan losses	77	844	147	(80)	(17)	(96)	875
Charge-offs	(105)	(103)	—	—	—	(7)	(215)
Recoveries	179	13	—	—	—	25	217
Ending balance	$4,946	$10,536	$948	$301	$60	$258	$17,049

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30, 2020
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,687	$7,555	$600	$386	$55	$198	$13,481
Provision for loan losses	847	272	142	49	15	(15)	1,310
Charge-offs	(689)	—	—	(15)	—	(20)	(724)
Recoveries	—	1	—	—	—	4	5
Ending balance	$4,845	$7,828	$742	$420	$70	$167	$14,072

	Six Months Ended June 30, 2020
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,107	$5,951	$713	$384	$43	$77	$12,275
Provision for loan losses	421	1,875	29	51	27	107	2,510
Charge-offs	(689)	—	—	(15)	—	(23)	(727)
Recoveries	6	2	—	—	—	6	14
Ending balance	$4,845	$7,828	$742	$420	$70	$167	$14,072

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2021 and December 31, 2020:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
June 30, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$451	$1,304	$—	$3	$—	$26	$1,784
collectively evaluated for impairment	4,495	9,232	948	298	60	232	15,265
Total ending allowance balance	$4,946	$10,536	$948	$301	$60	$258	$17,049
Loans:
Ending balance:
individually evaluated for impairment	$2,820	$25,677	$—	$1,243	$—	$119	$29,859
collectively evaluated for impairment	343,907	755,397	66,781	61,031	13,057	16,853	1,257,026
Total ending loans balance	$346,727	$781,074	$66,781	$62,274	$13,057	$16,972	$1,286,885

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2020
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$206	$1,084	$—	$15	$—	$27	$1,332
collectively evaluated for impairment	4,589	8,698	801	366	77	309	14,840
Total ending allowance balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Loans:
Ending balance:
individually evaluated for impairment	$2,410	$19,759	$—	$1,358	$—	$124	$23,651
collectively evaluated for impairment	296,639	678,371	63,544	56,583	13,960	19,990	1,129,087
Total ending loans balance	$299,049	$698,130	$63,544	$57,941	$13,960	$20,114	$1,152,738

Included in the commercial and industrial loans collectively evaluated for impaired are PPP loans of $108,711 and $68,974 as of June 30, 2021 and December 31, 2020, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation of the allowance for loan losses.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2021 and December 31, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
June 30, 2021
With no related allowance recorded
Commercial and industrial	$339	$339	$—
Commercial real estate	10,510	9,209	—
Commercial real estate construction	—	—	—
Residential real estate	1,168	1,168	—
Home equity	—	—	—
Consumer	—	—	—
Total	$12,017	$10,716	$—
With an allowance recorded:
Commercial and industrial	$2,481	$2,481	$451
Commercial real estate	16,959	16,468	1,304
Commercial real estate construction	—	—	—
Residential real estate	86	75	3
Home equity	—	—	—
Consumer	119	119	26
Total	$19,645	$19,143	$1,784

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2020
With no related allowance recorded
Commercial and industrial	$331	$331	$—
Commercial real estate	10,621	9,248	—
Commercial real estate construction	—	—	—
Residential real estate	1,148	1,148	—
Home equity	—	—	—
Consumer	—	—	—
Total	$12,100	$10,727	$—
With an allowance recorded:
Commercial and industrial	$2,079	$2,079	$206
Commercial real estate	11,001	10,511	1,084
Commercial real estate construction	—	—	—
Residential real estate	219	210	15
Home equity	—	—	—
Consumer	124	124	27
Total	$13,423	$12,924	$1,332

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$330	$4	$10	$1
Commercial real estate	9,186	108	2,269	32
Commercial real estate construction	578	—	—	—
Residential real estate	594	8	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$10,688	$120	$2,279	$33
With an allowance recorded:
Commercial and industrial	$2,928	$40	$3,193	$46
Commercial real estate	16,499	198	14,563	198
Commercial real estate construction	—	—	—	—
Residential real estate	76	—	219	1
Home equity	—	—	43	—
Consumer	121	2	129	2
Total	$19,624	$240	$18,147	$247

(1)   Cash basis interest income approximates interest income recognized.

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$335	$9	$12	$—
Commercial real estate	9,228	216	1,800	52
Commercial real estate construction	578	—	—	—
Residential real estate	596	16	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$10,737	$241	$1,812	$52
With an allowance recorded:
Commercial and industrial	$3,023	$83	$3,271	$94
Commercial real estate	16,524	396	14,597	397
Commercial real estate construction	—	—	—	—
Residential real estate	77	—	221	3
Home equity	—	—	44	1
Consumer	122	3	130	3
Total	$19,746	$482	$18,263	$498
(1)	Cash basis interest income approximates interest income recognized.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2021 and December 31, 2020:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and industrial	$5	$—	$337	$457
Commercial real estate	1,345	1,345	—	—
Commercial real estate construction	—	—	—	—
Residential real estate	653	657	1	2
Home equity	—	—	—	—
Consumer	—	—	126	61
Total	$2,003	$2,002	$464	$520

The following table presents the aging of the recorded investment in past-due loans as of June 30, 2021 and December 31, 2020 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
June 30, 2021
Commercial and industrial	$155	$59	$337	$551	$346,176
Commercial real estate	—	—	1,345	1,345	779,729
Commercial real estate construction	—	—	—	—	66,781
Residential real estate	—	29	579	608	61,666
Home equity	50	—	—	50	13,007
Consumer	114	233	126	473	16,499
Total	$319	$321	$2,387	$3,027	$1,283,858

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2020
Commercial and industrial	$123	$201	$457	$781	$298,268
Commercial real estate	—	—	1,345	1,345	696,785
Commercial real estate construction	—	—	—	—	63,544
Residential real estate	570	—	580	1,150	56,791
Home equity	—	—	—	—	13,960
Consumer	132	272	61	465	19,649
Total	$825	$473	$2,443	$3,741	$1,148,997

As of June 30, 2021 and December 31, 2020, loans in the process of foreclosure were $1,925 of which $578 were secured by residential real estate.

As of June 30, 2021 and December 31, 2020, the Company has a recorded investment in Troubled Debt Restructurings (“TDRs”) of $15,082 and $15,951 respectively. The Company has allocated $851 and $918 of specific allowance for these loans at June 30, 2021 and December 31, 2020, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within the three and six months ended June 30, 2021 and June 30, 2020.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

There were no loans whose terms were modified resulting in TDRs during the three and six months ended June 30, 2021 and June 30, 2020.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment related to the economic impact of COVID-19. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDRs if they were performing at year-end 2019. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019.

The following table sets forth the composition of these loans by loan segments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Unpaid		Unpaid
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Commercial and industrial	5	$746	9	$3,390
Commercial real estate	8	11,669	19	$44,782
Consumer	—	—	1	596
Total	13	$12,415	29	$48,768

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $350 thousand and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis. The company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well- defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the analysis performed as of June 30, 2021 and December 31, 2020, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2021
Commercial and industrial	$340,051	$3,856	$2,820	$—	$—	$346,727
Commercial real estate	761,759	926	18,389	—	—	781,074
Commercial real estate construction	66,781	—	—	—	—	66,781
Residential real estate	61,106	—	1,168	—	—	62,274
Home equity	13,057	—	—	—	—	13,057
Consumer	16,853	—	119	—	—	16,972
Total	$1,259,607	$4,782	$22,496	$—	$—	$1,286,885

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Commercial and industrial	$293,763	$3,023	$2,263	$—	$—	$299,049
Commercial real estate	685,808	4,164	8,158	—	—	698,130
Commercial real estate construction	63,544	—	—	—	—	63,544
Residential real estate	56,793	—	1,148	—	—	57,941
Home equity	13,960	—	—	—	—	13,960
Consumer	19,990	—	124	—	—	20,114
Total	$1,133,858	$7,187	$11,693	$—	$—	$1,152,738

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $4,094 and $5,392 at June 30, 2021 and December 31, 2020, respectively.

Note 4 — Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Impaired Loans and Other Real Estate Owned: The fair value of collateral dependent loans that are individually evaluated for impairment is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach and resulted in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company that the Company has engaged in accordance with internal vendor management policies and approval of the Company’s Board of Directors. Once received, the appraisal review function is conducted by the appraisal management company and consists of a review of the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Through this review, the appraisal management company evaluates the validity of the appraised value and the strength of the conclusions; which are subsequently confirmed by a member of the Credit Department. Discounts to the appraised value are then applied to recognize the carrying costs incurred until disposition, realtor fees, deterioration in the quality of the asset, and the age of the appraisal. The net effect of these adjustments were included in the charge-off to the allowance upon acquisition of the foreclosed property and/or upon partial charge-off of the impaired loan. The most recent analysis of property appraisals including the appropriate discount rates are incorporated into the allowance methodology for the respective loan portfolio segments.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	$78,435	$—	$78,435	$—
Mortgage-backed securities	201,727	—	201,727	—
Corporate securities	13,350	—	13,350	—
Obligations of states and political subdivisions	84,226	—	84,226	—
Total securities available-for-sale	$377,738	$—	$377,738	$—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	83,421	$—	$83,421	$—
Mortgage-backed securities	160,784	—	160,784	—
Corporate securities	10,627	—	10,627	—
Obligations of states and political subdivisions	75,273	—	75,273	—
Total securities available-for-sale	$330,105	$—	$330,105	$—

There were no transfers between Level 1 and Level 2 during 2020.

Assets measured at fair value on a non-recurring basis as of June 30, 2021 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	June 30, 2021	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,534	$—	$—	$6,534

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans are $286 for June 30, 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at June 30, 2021:

	Fair Value			Range
June 30, 2021	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$6,534	Appraisal of collateral (1)	Appraisal and liquidation	38-56%
			adjustments (2)	(38%)

(1)     Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.

(2)     Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

There were no material collateral dependent, non-TDR impaired loans with a specific reserve as of December 31, 2020.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$322,919	$322,919	$322,919	$—	$—
Loans, net	1,269,836	1,272,674	—	—	1,272,674
Accrued interest receivable	7,090	7,090	—	1,451	5,639
Restricted investment in bank stocks	2,109	NA	—	—	—
Financial liabilities:
Deposits	1,871,665	1,871,803	1,784,168	87,635	—
Note payable	3,000	3,064	—	3,064	—
Subordinated notes, net of issuance costs	19,358	19,061	—	19,061	—
Accrued interest payable	291	291	—	291	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$121,232	$121,232	$121,232	$—	$—
Loans, net	1,136,566	1,139,472	—	—	1,139,472
Accrued interest receivable	6,295	6,295	—	1,389	4,906
Restricted investment in bank stocks	1,449	NA	—	—	—
Financial liabilities:
Deposits	1,489,294	1,489,615	1,398,095	91,520	—
Note payable	3,000	3,087	—	3,087	—
Subordinated notes, net of issuance costs	19,323	19,758	—	19,758	—
Accrued interest payable	307	307	—	307	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Non-interest bearing demand accounts	$652,767	$521,093
Interest-bearing demand accounts	300,340	236,951
Money market accounts	642,177	483,044
Savings accounts	189,154	157,007
Certificates of Deposit	87,227	91,199
Total deposits	$1,871,665	$1,489,294

Time deposits that meet or exceed the FDIC insurance limit of $250 at June 30, 2021 and December 31, 2020 were $25,204 and $23,747, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2021	$52,036
2022	27,864
2023	5,610
2024	1,717
$87,227

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $6,576 and $6,910 at June 30, 2021 and December 31, 2020, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$47	$35	$94	$70
Interest cost	190	230	380	460
Expected return on plan assets	(515)	(465)	(1,030)	(930)
Amortization of transition cost	(12)	(12)	(24)	(24)
Amortization of net loss	5	28	10	56
Net periodic benefit cost/(income)	$(285)	$(184)	$(570)	$(368)

The Company has a time based restricted stock plan. For the three months ended June 30, 2021 and 2020, the Company’s recognized stock-based compensation costs of $162 and $102, respectively. For the six months ended June 30, 2021 and 2020 the Company’s recognized stock-based compensation costs of $262 and $189, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

the vesting period of the award using the straight line method. There were 15,162 and 14,532 restricted stock awards granted for the six months ended June 30, 2021 and 2020, respectively. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at June 30, 2021 was $436.

A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2021 is presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	25,369	$28.78
Granted	15,162	$28.75
Vested	(12,701)	$28.43
Forfeited	(2,036)	$28.99
Non-vested at end of period	25,794	$28.92

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$573	$(3,277)	$145	$(2,559)
Other comprehensive income/(loss) before reclassification	1,436	—	(4)	1,432
Less amounts reclassified from accumulated other comprehensive income	—	11	—	11
Net current period other comprehensive income/(loss)	1,436	11	(4)	1,443
Ending balance	$2,009	$(3,266)	$141	$(1,116)

	Six Months Ended June 30, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,949	$(3,277)	$147	$1,819
Other comprehensive income/(loss) before reclassification	(2,940)	—	(6)	(2,946)
Less amounts reclassified from accumulated other comprehensive income	—	11	—	11
Net current period other comprehensive income/(loss)	(2,940)	11	(6)	(2,935)
Ending balance	$2,009	$(3,266)	$141	$(1,116)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30, 2020
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,223	$(4,642)	$156	$(263)
Other comprehensive income/(loss) before reclassification	1,043	—	(4)	1,039
Less amounts reclassified from accumulated other comprehensive income	(463)	—	—	(463)
Net current period other comprehensive income/(loss)	580	—	(4)	576
Ending balance	$4,803	$(4,642)	$152	$313

	Six Months Ended June 30, 2020
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$439	$(4,642)	$159	$(4,044)
Other comprehensive income/(loss) before reclassification	4,827	—	(7)	4,820
Less amounts reclassified from accumulated other comprehensive income	(463)	—	—	(463)
Net current period other comprehensive income/(loss)	4,364	—	(7)	4,357
Ending balance	$4,803	$(4,642)	$152	$313

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

					Affected Line Item in the Statement where
	Amount Reclassified from Accumulated Other Comprehensive Income				Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2021	2020	2021	2020
Unrealized gains and losses on available-for-sale securities
Realized (losses) gains on securities available-for-sale	$—	$586	$—	$586	Investment security gains (losses)
Total before tax	—	586	—	586
Tax effect	—	123	—	123	Provision for income taxes
Net of tax	$—	$463	$—	$463

Amortization of defined benefit pension items
Transition asset	$(24)	$—	$(24)	$—	Other expense
Actuarial gains (losses)	10	—	10	—	Other expense
Total before tax	(14)	—	(14)	—
Tax effect	(3)	—	(3)	—	Provision for income taxes
Net of tax	$(11)	$—	$(11)	$—

Total reclassifications for the period, net of tax	$(11)	$463	$(11)	$463

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s gross sources of noninterest income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Noninterest Income
Service charges on deposit accounts	$158	$117	$333	$325
Trust income	1,184	918	2,307	1,956
Investment advisory income	1,235	997	2,411	1,898
Investment securities gains (losses)(a)	—	586	—	586
Earnings on bank owned life insurance(a)	173	182	344	347
Other(b)	278	206	524	435
Total Noninterest Income	$3,028	$3,006	$5,919	$5,547
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $206 and $142 for the three months ended June 30, 2021 and 2020, respectively, and $392 and $305 for the six months ended June 30, 2021 and 2020, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $72 and $64 for the three months ended June 30, 2021 and 2020, respectively, and $132 and $130 for the six months ended June 30, 2021 and 2020, respectively, which are outside the scope of ASC 606.

The Company earns wealth management fees, which includes trust income and investment advisory income, from its contracts with trust and brokerage customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on a tiered scale of the market value of the assets under management at month-end or quarter-end.

Note 9 — Segment Information

The reportable segments are determined by the products and services offered by the Company, primarily distinguished between banking and wealth management. Loans, investments, and deposits provide the revenues in the banking operation, and trust fees and investment management fees provide the revenues in wealth management. All operations are domestic.

Significant segment totals are reconciled to the financial statements as follows:

	At June 30, 2021			At December 31, 2020
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments

Total assets	$2,043,970	$8,262	$2,052,232	$1,656,517	$8,419	$1,664,936

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$14,632	$—	$14,632	$28,372	$—	$28,372
Noninterest income	609	2,419	3,028	1,201	4,718	5,919
Provision for loan loss	(809)	—	(809)	(875)	—	(875)
Noninterest expenses	(8,723)	(1,678)	(10,401)	(17,395)	(3,321)	(20,716)
Income tax expense	(1,101)	(156)	(1,257)	(2,189)	(293)	(2,482)
Net income	$4,608	$585	$5,193	$9,114	$1,104	$10,218

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$11,781	$—	$11,781	$23,135	$—	$23,135
Noninterest income	1,091	1,915	3,006	1,693	3,854	5,547
Provision for loan loss	(1,310)	—	(1,310)	(2,510)	—	(2,510)
Noninterest expenses	(8,451)	(1,453)	(9,904)	(16,535)	(2,960)	(19,495)
Income tax expense	(598)	(97)	(695)	(1,135)	(188)	(1,323)
Net income	$2,513	$365	$2,878	$4,648	$706	$5,354

Note 10 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules), became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.5%. The net unrealized gain or loss on available for sale securities is included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at June 30, 2021 exceeded the regulatory minimum levels to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at June 30, 2021 and December 31, 2020 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital to risk weighted assets	$164,333	13.38%	$98,254	8.00%	$121,282	9.875%	$122,817	10.00%
Tier 1 (Core) capital to risk weighted assets	148,957	12.13%	73,690	6.00%	96,719	7.875%	98,254	8.00%
Common Tier 1 (CET1) to risk weighted assets	148,957	12.13%	55,268	4.50%	78,296	6.375%	79,831	6.50%
Tier 1 (Core) Capital to average assets	148,957	7.56%	78,845	4.00%	N/A	N/A	98,556	5.00%
December 31, 2020
Total capital to risk weighted assets	$150,397	13.49%	$89,207	8.00%	$110,115	9.875%	$111,509	10.00%
Tier 1 (Core) capital to risk weighted assets	136,446	12.24%	66,906	6.00%	87,814	7.875%	89,207	8.00%
Common Tier 1 (CET1) to risk weighted assets	136,446	12.24%	50,179	4.50%	71,087	6.375%	72,481	6.50%
Tier 1 (Core) Capital to average assets	136,446	8.16%	66,891	4.00%	N/A	N/A	83,613	5.00%

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 11 — Subsequent Events

On August 9, 2021, the Company completed an initial public offering (“IPO”) of its common stock and sold 1,150,000 shares of common stock at the public offering price of $33.50 per share, including 150,000 shares of common stock sold pursuant to the underwriters' overallotment option, which was exercised in full. The IPO resulted in gross proceeds of $38.5 million. The net proceeds to the Company, after deducting the underwriting discount and offering expenses is estimated at $35.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas and the effectiveness of vaccination programs, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	the rate of delinquencies and amounts of loans charged-off;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	adverse changes in the securities markets;

●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 14 branches and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.2 billion in assets under management at June 30, 2021. As of June 30, 2021, our assets, loans, deposits and stockholders’ equity totaled $2.1 billion, $1.3 billion, $1.9 billion and $140.9 million, respectively.

Key Factors Affecting Our Business

COVID-19. During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the pandemic, the governments of the State of New York and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures dramatically increased unemployment in the United States and negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers. As of June 30, 2021, many of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. A new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country. This variant is believed to be significantly more contagious than earlier variants of the coronavirus. Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols could be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in our market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included a number of provisions that impacted our business, including accounting relief for troubled debt restructurings. Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. Based on guidance in the CARES Act and other COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructured classification under U.S. GAAP through the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the President of the United States terminates. The CARES Act also established the PPP through the U.S. Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. The PPP ended in May 2021.

In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

●	Operating our branches under a drive-through model with appointment-only lobby service for a period of time, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.
●	Offering assistance to our customers affected by the COVID-19 pandemic, which included payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the PPP.

The following table reflects our loan deferrals as a result of the COVID-19 pandemic for the periods indicated. In accordance with the CARES Act, the deferrals listed below are not troubled debt restructurings.

COVID-19 Loan Modifications Outstanding As Of
	December 31, 2020		June 30, 2021
		Total Loan		Total Loan
Industry Classification	# Loans	Balance	# Loans	Balance

Real estate and rental & leasing	6	$4,516	5	$4,081
Healthcare and social assistance	12	11,757	3	695
Construction	—	—	—	—
Retail trade	1	11,178	—	—
Management of companies/enterprise	—	—	—	—
Wholesale trade	—	—	—	—
Manufacturing	—	—	—	—
Hotel/motel	3	7,593	3	7,588
Professional, scientific, and technical services	—	—	2	51
Finance & insurance	—	—	—	—
Contractors	—	—	—	—
Educational services & child care	—	—	—	—
Administrative and management	2	6,884	—	—
Food services	1	443	—	—
Art, entertainment & recreation	1	2,878	—	—
Transportation & warehousing	—	—	—	—
Residential real estate & other	3	3,520	—	—
Total deferred	29	$48,769	13	$12,415
Unpaid principal balance of total loans		$1,152,738		$1,286,885
% of loans deferred		4.2%		1.0%

As of August 31, 2021, there were nine loans totaling $4.4 million still on deferment as a result of the COVID-19 pandemic.

From a credit risk and lending perspective, we have taken actions to identify and assess our COVID-19 related credit exposures based on asset class and borrower type. Through June 30, 2021, no specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities portfolio.

The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future operations, revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be adverse and material.

Net Interest Income. Net interest income is the most significant contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by the Board of Governors of the Federal Reserve System’s (the “FRB”) actions and market competition. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates, which are driven by market competition and market rates often impacted by the FRB’s actions. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.

We anticipate that interest rates will remain low over the next few years. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a continued flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

Noninterest Income. Noninterest income is also a contributor to our net income. Noninterest income consists primarily of our investment advisory income and trust income generated by HVIA and our trust department. In addition, noninterest income is also impacted by net gains (losses) on the sale of investment securities, service charges on deposit accounts, earnings on bank owned life insurance and other fee income consisting primarily of debit card fee income, checkbook fees and rebates and safe deposit box rental income.

Noninterest Expense. Noninterest expense includes salaries, employee benefits, occupancy, furniture and equipment expense, professional fees, directors’ fees and expenses, computer software expense, Federal deposit insurance assessment, advertising expenses, advisor expenses related to trust income and other expenses. In evaluating our level of noninterest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing noninterest expense to net interest income plus noninterest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

Credit Quality. We have well established loan policies and underwriting practices that have resulted in very low levels of charge-offs and nonperforming assets in recent periods. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

Competition. The industry and businesses in which we operate are highly competitive. We may see increased competition in different areas including interest rates, underwriting standards and product offerings and structure. While we seek to maintain an appropriate return on our investments, we anticipate that we will experience continued pressure on our net interest margins as we operate in this competitive environment.

Economic Conditions. Our business and financial performance are affected by economic conditions generally in the United States and more directly in the market of the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates.

Regulatory Trends. We operate in a highly regulated environment and nearly all of our operations are subject to extensive regulation and supervision. Bank or securities regulators, Congress, the State of New York, FRB and the New York State Department of Financial Services (the “NYSDFS”) may revise the laws and regulations applicable to us, may impose new laws and regulations, increase the level of scrutiny of our business in the supervisory process, and pursue additional enforcement actions against financial institutions. Future legislative and regulatory changes such as these may increase our costs and have an adverse effect on our business, financial condition and results of operations. The legislative and regulatory trends that will affect us in the future are impossible to predict with any certainty.

Public Company Costs. Following the completion of our initial public offering, we expect to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC, the FRB, the NYSDFS and national securities exchanges, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations will increase our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. These critical policies and their application are periodically reviewed with the Audit Committee and the board of directors. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. Management believes that the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact Orange County Bancorp’s results of operations.

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to record additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Bank’s loans are secured by real estate in the State of New York. Accordingly, the collectability of a substantial portion of the carrying value of the Bank’s loan portfolio is susceptible to changes in local market conditions and may experience adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Bank’s control.

Defined Benefit Pension Plans. The determination of the defined benefit obligation and net periodic benefit cost related to our defined benefit pension plans requires estimates and assumptions such as discount rates, mortality, rates of return on plan assets and compensation increases. Management evaluates the assumptions annually and uses an actuarial firm to assist in making these estimates. Changes in assumptions due to market conditions, governing laws and regulations, or circumstances specific to Orange County Bancorp could result in material changes to defined benefit pension obligation and net periodic benefit cost.

Emerging Growth Company. Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non- emerging growth companies or (ii) within the same time periods as private companies. We have irrevocably elected to adopt new accounting standards within the same time periods as private companies.

We expect to take advantage of some of the reduced regulatory and reporting requirements provided by the JOBS Act that are available to us so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			June 30, 2021
			vs.
	As of June 30,	As of December 31,	December 31, 2020
	2021	2020	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,052,232	1,664,936	387,296	23.3%
Cash and due from banks	322,919	121,232	201,687	166.4%
Loans, net	1,269,836	1,136,566	133,270	11.7%
Investment securities, available for sale	377,738	330,105	47,633	14.4%
Deposits	1,871,665	1,489,294	382,371	25.7%
Note payable	3,000	3,000	—	—%
Subordinated notes, net of issuance costs	19,358	19,323	35	0.2%
Stockholders’ Equity	140,911	135,423	5,488	4.1%

Assets. Our total assets were $2.1 billion at June 30, 2021, an increase of $387.3 million from $1.7 billion at December 31, 2020. The increase was primarily due to an increase in cash and due from banks of $201.7 million, or 166.4%, an increase in net loans of $133.3 million, or 11.7%, and an increase in investment securities available-for-sale of $47.6 million, or 14.4%.

Cash and due from banks. Cash and due from banks increased $201.7 million, or 166.4%, to $322.9 million at June 30, 2021 from $121.2 million at December 31, 2020. The increase was primarily due to increases in deposit account balances driven by seasonal increases in municipal deposits, ongoing success attracting business account assets, and government efforts to increase liquidity in the economy.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,		At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$238,016	18.50%	$230,075	19.96%
Commercial real estate	781,074	60.69%	698,130	60.56%
Commercial real estate construction	66,781	5.19%	63,544	5.51%
Residential real estate	62,274	4.84%	57,941	5.03%
Home equity	13,057	1.01%	13,960	1.21%
Consumer	16,972	1.32%	20,114	1.74%
PPP loans	108,711	8.45%	68,974	5.98%
Total loans	1,286,885	100.00%	1,152,738	100.00%
Allowance for loan losses	17,049		16,172
Total loans, net	$1,269,836		$1,136,566

Net loans increased $133.3 million, or 11.7%, to $1.3 billion at June 30, 2021 from $1.1 billion at December 31, 2020 primarily due to an increase in commercial real estate loans and PPP loans. Commercial real estate loans increased $82.9 million, or 11.9%, to $781.1 million at June 30, 2021 from $698.1 million at December 31, 2020 primarily as a result of increased loan originations to new and existing customers during the second quarter of 2021, due to our strategic focus on geographic expansion in our market area as well as customer acquisitions stemming from industry consolidation. Commercial and industrial loans, including PPP loans, increased $47.7 million, or 15.9%, to $346.7 million at June 30, 2021 from $299.0 million at December 31, 2020 primarily as a result of our participation in the PPP loan program.

Non-performing Assets

Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $959,000 as of June 30, 2021 and December 31, 2020. No PPP loans were considered non-performing at June 30, 2021 or December 31, 2020.

	At June 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$5	$—
Commercial real estate	1,345	1,345
Commercial real estate construction	—	—
Residential real estate	653	657
Home equity	—	—
Consumer	—	—
Total non-accrual loans	2,003	2,002
Accruing loans 90 days or more past due:
Commercial and industrial	337	457
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	1	2
Home equity	—	—
Consumer	126	61
Total accruing loans 90 days or more past due	464	520
Total non-performing loans	2,467	2,522
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$2,467	$2,522
Ratios:
Total non-performing loans to total loans	0.19%	0.22%
Total non-performing loans to total assets	0.12%	0.15%
Total non-performing assets to total assets	0.12%	0.15%

Non-performing loans at June 30, 2021 totaled $2.5 million and consisted of $1.3 million of commercial real estate loans and $654,000 of residential real estate loans. We had no other real estate owned at June 30, 2021.

Non-performing assets decreased $55,000, or 2.2%, to $2.5 million, or 0.12% of total assets, at June 30, 2021 from $2.5 million, or 0.15% of total assets, at December 31, 2020. The decrease in non- performing assets at June 30, 2021 compared to December 31, 2020 was primarily due to a decrease in accruing loans 90 days or more past due.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the three and six months ended June 30, 2021. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At June 30, 2021, seven loans with aggregate balances of $14.1 million were considered troubled debt restructurings, but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, nine loans with aggregate balances of $15.0 million were considered troubled debt restructurings but were performing in accordance with their restructured terms for the requisite period of time to be returned to accrual status.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We designate an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At June 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Classification of Assets:
Substandard	$22,496	$11,693
Doubtful	—	—
Loss	—	—
Total Classified Assets	$22,496	$11,693
Special Mention	$4,782	$7,187

On the basis of management’s review of our assets, we classified $22.5 million of our assets at June 30, 2021 as substandard compared to $11.7 million at December 31, 2020. We designated $4.8 million of our assets at June 30, 2021 as special mention compared to $7.2 million designated as special mention at December 31, 2020. The increase in substandard was the result of two currently performing relationships which showed some stress from the ongoing COVID 19 pandemic. One of these relationships, totaling $3.7 million was downgraded from special mention to substandard. This relationship consists of three loans, one of which is a commercial real estate loan in the amount of $3.6 million. The other relationship totaling $6.7 million was downgraded from Watch to Substandard. This relationship consists of two commercial real estate loans. Both of these relationships have collateral sufficient for recovery of our carrying amount.

Allowance for Loan Losses

Please see “— Critical Accounting Policies — Allowance for Loan Losses” for additional discussion of our allowance policy.

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The amount and adequacy of the allowance is based on management’s evaluation of the collectability of the loan portfolio. Specifically, management uses specific and general components to determine the appropriate allowance level. The specific component relates to loans individually evaluated for impairment. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows.

Loans which are determined to be uncollectible are charged-off against the allowance. The allowance is increased through provisions charged against current earnings and by recoveries of previously charged-off loans. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. As a result of the COVID-19 pandemic, during the year ended December 30, 2020, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations as a result of the effects of the COVID-19 pandemic. Recent improvement in economic conditions, as well as the strong underlying performance of the loan portfolio, have prompted a reversion to normalized, pre-COVID levels for these qualitative risk factors, partially offset by continued increases in the allowance attributable to concentrated growth in commercial real estate loans. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. In addition, the FRB and the NYSDFS, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

The allowance for loan losses increased by $877,000, or 5.4%, to $17.0 million, or 1.32% of total loans (or 1.45% of total loans, excluding PPP loans), at June 30, 2021 from $16.2 million, or 1.40% of total loans (or 1.49% of total loans, excluding PPP loans), at December 31, 2020. The increase in the allowance for loan losses was primarily due to the growth in our commercial real estate loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	At or for the Six Months Ended
	June 30,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$16,172	$12,275
Charge-offs:
Commercial and industrial	105	689
Commercial real estate	103	—
Commercial real estate construction	—	—
Residential real estate	—	15
Home equity	—	—
Consumer	7	23
PPP loans	—	—
Total charge-offs	215	727
Recoveries:
Commercial and industrial	179	6
Commercial real estate	13	2
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	25	6
Total recoveries	217	14
Net charge-offs (recoveries)	(2)	713
Provision for loan losses	875	2,510
Balance at end of period	$17,049	$14,072
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for loan losses to non-performing loans at end of period	691.08%	534.55%
Allowance for loan losses to total loans at end of period	1.32%	1.44%
Allowance for loan losses to total loans (excluding PPP Loans) at end of period	1.45%	1.44%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30, 2021		At December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$78,372	$78,435	$82,409	$83,421
Mortgage-backed securities	201,426	201,727	157,408	160,784
Corporate securities	13,093	13,350	10,603	10,627
Municipal securities	82,305	84,226	73,421	75,273
Total	$375,196	$377,738	$323,841	$330,105

Available for sale securities increased $47.6 million, or 14.4%, to $377.7 million at June 30, 2021 from $330.1 million at December 31, 2020, as mortgage-backed securities increased $40.9 million, municipal securities increased $9.0 million and corporate securities increased $2.7 million, while U.S. Government agency securities decreased $5.0 million. This increase was primarily the result of using excess funds from our deposit growth during the six months ended June 30, 2021 to increase our purchases of mortgage-backed securities, corporate securities and municipal securities.

We did not have held-to-maturity securities at June 30, 2021 or December 31, 2020.

We review the investment portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment (OTTI), we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

No impairment charges were recorded for the three and six months ended June 30, 2021 and 2020.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At June 30, 2021			At December 31, 2020
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$652,767	34.88%	—	$521,093	34.99%	—
Interest bearing demand deposits	300,340	16.05%	0.11%	236,951	15.91%	0.15%
Money market deposits	642,177	34.31%	0.28%	483,044	32.43%	0.36%
Savings deposits	189,154	10.11%	0.11%	157,007	10.54%	0.12%
Certificates of deposit	87,227	4.66%	0.60%	91,199	6.12%	0.75%
Total	$1,871,665	100.00%	0.15%	$1,489,294	100.00%	0.20%

Total deposits increased $382.4 million, or 25.7%, to $1.9 billion at June 30, 2021 from $1.5 billion at December 31, 2020. We experienced increases in all deposit categories except certificates of deposit, as money market deposits increased $159.1 million, non-interest-bearing demand deposits increased $131.7 million, interest-bearing demand deposits increased $63.4 million and savings deposits increased by $32.1 million during the first six months of 2021 primarily related to business account activity, PPP loan proceeds and government liquidity efforts, combined with municipal deposit growth attributable to cyclical real estate tax collections. Our strategy remains focused on increasing business demand deposit accounts by offering our suite of cash management products. Certificates of deposit decreased $4.0 million, or 4.4% to $87.2 million at June 30, 2021 from $91.2 million at December 31, 2020, largely due to our strategy to reduce higher cost certificates of deposit. At June 30, 2021, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.8 billion, or 95.3% of our total deposits. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at June 30, 2021. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $17.2 million and $63.3 million, respectively, at June 30, 2021.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were zero at June 30, 2021. We have the capacity to borrow up to $326.3 million from the Federal Home Loan Bank of New York at June 30, 2021.

In September 2020, we issued $20.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of September 30, 2030, and bear interest at a fixed rate of 4.25% per year until September 30, 2025. From September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 413 basis points, payable quarterly in arrears.

In November 2012, we issued an unsecured note payable to a selling shareholder of HVIA in connection with our acquisition of HVIA. In November 2019, we refinanced the note payable with a remaining balance of $3.0 million into an interest-only term loan. The interest is payable monthly in arrears at a fixed rate of 5.6% per year and matures with a scheduled balloon payment in November 2022.

Stockholders’ Equity

Total stockholders’ equity increased $5.5 million to $140.9 million at June 30, 2021 from $135.4 million at December 31, 2020 due to an $8.4 million net increase in retained earnings partially offset by a $2.9 million decline in accumulated other comprehensive income during the first half of 2021 resulting from a decrease in the fair market value of investments.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2021 and 2020. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.3 million and $445,000 for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $539,000 for the six months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,148,215	$12,883	4.50%	$938,942	$11,003	4.71%
PPP loans	119,463	1,150	3.86%	67,879	441	2.62%
Investment securities available for sale	361,541	1,541	1.71%	276,908	1,439	2.09%
Cash and due from banks and other	270,259	61	0.09%	132,991	28	0.09%
Restricted stock	2,038	23	4.58%	1,446	17	4.66%
Total interest-earning assets	1,901,516	15,658	3.30%	1,418,166	12,928	3.67%
Noninterest-earning assets	81,249			72,429
Total assets	$1,982,765			$1,490,595
Interest-bearing liabilities:
Interest-bearing demand deposits	$276,609	84	0.12%	$203,334	102	0.20%
Money market deposits	627,289	479	0.31%	464,021	681	0.59%
Savings deposits	183,867	55	0.12%	128,487	68	0.21%
Certificates of deposit	88,537	136	0.62%	89,830	254	1.14%
Total interest-bearing deposits	1,176,302	754	0.26%	885,672	1,105	0.50%
FHLB Advances and other borrowings	3	—	—%	—	—	—%
Note payable	3,000	42	5.62%	3,000	42	5.63%
Subordinated notes	19,348	230	4.77%	—	—	—%
Total interest-bearing liabilities	1,198,653	1,026	0.34%	888,672	1,147	0.52%
Noninterest-bearing demand deposits	627,806			456,931
Other noninterest-bearing liabilities	17,562			16,210
Total liabilities	1,844,021			1,361,813
Total stockholders’ equity	138,744			128,782
Total liabilities and stockholders’ equity	$1,982,765			$1,490,595
Net interest income		$14,632			$11,781
Net interest rate spread(2)			2.96%			3.15%
Net interest-earning assets(3)	$702,863			$529,494
Net interest margin(4)			3.09%			3.34%
Average interest-earning assets to interest-bearing liabilities			158.6%			159.6%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,116,706	$24,886	4.49%	$927,768	$22,005	4.77%
PPP loans	107,040	2,375	4.47%	33,939	441	2.62%
Investment securities available for sale	351,169	3,013	1.73%	267,617	2,883	2.17%
Cash and due from banks and other	224,083	104	0.09%	95,589	208	0.44%
Restricted stock	1,780	42	4.74%	1,361	34	4.98%
Total interest-earning assets	1,800,778	30,420	3.41%	1,326,274	25,571	3.88%
Noninterest-earning assets	81,458			73,464
Total assets	$1,882,236			$1,399,738
Interest-bearing liabilities:
Interest-bearing demand deposits	$269,626	165	0.12%	$202,450	205	0.20%
Money market deposits	583,535	939	0.32%	433,957	1,456	0.67%
Savings deposits	171,449	105	0.12%	126,286	146	0.23%
Certificates of deposit	89,660	295	0.66%	88,913	535	1.21%
Total interest-bearing deposits	1,114,270	1,504	0.27%	851,606	2,342	0.55%
FHLB Advances and other borrowings	1	—	—%	1,163	10	1.77%
Note payable	3,000	84	5.65%	3,000	84	5.63%
Subordinated notes	19,668	460	4.71%	—	—	—%
Total interest-bearing liabilities	1,136,939	2,048	0.36%	855,769	2,436	0.57%
Noninterest-bearing demand deposits	590,332			401,039
Other noninterest-bearing liabilities	18,305			16,538
Total liabilities	1,745,576			1,273,346
Total stockholders’ equity	136,660			126,392
Total liabilities and stockholders’ equity	$1,882,236			$1,399,738
Net interest income		$28,372			$23,135
Net interest rate spread(2)			3.05%			3.31%
Net interest-earning assets(3)	$663,839			$470,505
Net interest margin(4)			3.18%			3.51%
Average interest-earning assets to interest-bearing liabilities			158.4%			155.0%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate); (2) changes attributable to rate (change in rate multiplied by the prior year’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,392	$(511)	$1,881	$4,220	$(1,339)	$2,881
PPP loans	436	273	709	1,454	480	1,934
Investment securities available for sale	393	(291)	102	783	(653)	130
Cash and due from banks	31	1	32	140	(244)	(104)
Other	7	—	7	10	(2)	8
Total interest-earning assets	3,259	(528)	2,731	6,607	(1,758)	4,849
Interest-bearing liabilities:
Interest-bearing demand deposits	30	(48)	(18)	55	(95)	(40)
Money market deposits	192	(394)	(202)	395	(912)	(517)
Savings deposits	23	(36)	(13)	41	(82)	(41)
Certificates of deposit	(4)	(114)	(118)	4	(245)	(241)
Total interest-bearing deposits	241	(592)	(351)	495	(1,334)	(839)
Federal Home Loan Bank
advances	—	—	—	(10)	—	(10)
Note payable	—	—	—	—	—	—
Subordinated notes	230	—	230	460	—	460
Total interest-bearing liabilities	471	(592)	(121)	945	(1,334)	(389)
Change in net interest income	$2,788	$64	$2,852	$5,662	$(424)	$5,238

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount ($)	Percentage %	2021	2020	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$15,658	$12,928	$2,730	21.1%	$30,420	$25,571	$4,849	19.0%
Interest expense	1,026	1,147	(121)	(10.5)%	2,048	2,436	(388)	(15.9)%
Net interest income	14,632	11,781	2,851	24.2%	28,372	23,135	5,237	22.6%
Provision for loan losses	809	1,310	(501)	(38.2)%	875	2,510	(1,635)	(65.1)%
Noninterest income	3,028	3,006	22	0.7%	5,919	5,547	372	6.7%
Noninterest expense	10,401	9,904	497	5.0%	20,716	19,495	1,221	6.3%
Provision for income taxes	1,257	695	562	80.9%	2,482	1,323	1,159	87.6%
Net income	5,193	2,878	2,315	80.4%	10,218	5,354	4,864	90.8%

General. Net income increased $2.3 million, or 80.4%, to $5.2 million for the three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020. The increase resulted from a $2.9 million increase in net interest income, a $22,000 increase in noninterest income and a $501,000 decrease in the provision for loan losses, which was partially offset by a $497,000 increase in noninterest expense and an increase of $562,000 in the provision for income taxes.

Net income increased $4.9 million, or 90.8%, to $10.2 million for the six months ended June 30, 2021 from $5.4 million for the six months ended June 30, 2020. The increase resulted from a $5.2 million increase in net interest income, a $372,000 increase in noninterest income and a $1.6 million decrease in the provision for loan losses, which was partially offset by a $1.2 million increase in noninterest expense and an increase of $1.2 million in the provision for income taxes.

Interest Income. Interest income increased $2.7 million, or 21.1%, to $15.7 million for the three months ended June 30, 2021 from $12.9 million for the three months ended June 30, 2020. This increase was the result of an increase in the average balance of interest-earning assets, which increased by $483.4 million, or 34.1%, to $1.9 billion for the three months ended June 30, 2021 from $1.4 billion for the three months ended June 30, 2020. Partially offsetting the increase in interest income was a decrease in the average yield on interest-earning assets of 37 basis points to 3.30% for the three months ended June 30, 2021 from 3.67% for the three months ended June 30, 2020.

Interest income on loans increased by $2.6 million, or 22.6%, to $14.0 million during the three months ended June 30, 2021 from $11.4 million during the three months ended June 30, 2020. The increase in interest income on loans was primarily due to the increase in the average balance of loans, which was partially offset by a decrease in the average yield on loans. The average balance of loans increased by $261.0 million, or 25.9%, to $1.3 billion for the three months ended June 30, 2021 compared to $1.0 billion for the three months ended June 30, 2020. The average yield on loans decreased by 13 basis points from 4.57% for the three months ended June 30, 2020 to 4.44% for the three months ended June 30, 2021. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate and commercial and industrial loans as well as our participation in the PPP loan program, whereas the average yield on loans decreased due to a decrease in market interest rates since June 30, 2020 for new loan originations and payoffs of higher rate loans as a result of the COVID-19 pandemic.

Interest income on securities increased by $102,000, or 7.1%, to $1.5 million during the three months ended June 30, 2021 from $1.4 million during the three months ended June 30, 2020. The increase in interest income on securities was due to an increase in the average balance of securities, which was offset by a decrease in the average yield on securities. The average balance of securities increased by $84.6 million, or 30.6%, to $361.5 million for the three months ended June 30, 2021 compared to $276.9 million for the three months ended June 30, 2020. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities decreased by 38 basis points from 2.09% for the three months ended June 30, 2020 to 1.71% for the three months ended June 30, 2021. The decrease in the average yield on securities resulted from maturities of higher-yielding securities, which were replaced by lower-yielding investment securities as a result of the decrease in market interest rates since June 30, 2020.

Interest income increased $4.8 million, or 19.0%, to $30.4 million for the six months ended June 30, 2021 from $25.6 million for the six months ended June 30, 2020. This increase was the result of an increase in the average balance of interest-earning assets, which increased by $474.5 million, or 35.8%, to $1.8 billion for the six months ended June 30, 2021 from $1.3 billion for the six months ended June 30, 2020. Partially offsetting the increase in interest income was a decrease in the average yield on interest-earning assets of 47 basis points to 3.41% for the six months ended June 30, 2021 from 3.88% for the six months ended June 30, 2020.

Interest income on loans increased by $4.8 million, or 21.5%, to $27.3 million during the six months ended June 30, 2021 from $22.4 million during the six months ended June 30, 2020. The increase in interest income on loans was primarily due to the increase in the average balance of loans, which was partially offset by a decrease in the average yield on loans. The average balance of loans increased by $262.0 million, or 27.2%, to $1.2 billion for the six months ended June 30, 2021 compared to $961.7 million for the six months ended June 30, 2020. The average yield on loans decreased by 20 basis points from 4.69% for the six months ended June 30, 2020 to 4.49% for the six months ended June 30, 2021. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate and commercial and industrial loans as well as our participation in the PPP loan program, whereas the average yield on loans decreased due to a decrease in market interest rates since June 30, 2020 for new loan originations and payoffs of higher rate loans as a result of the COVID-19 pandemic.

Interest income on securities increased by $130,000, or 4.5%, to $3.0 million during the six months ended June 30, 2021 from $2.9 million during the six months ended June 30, 2020. The increase in interest income on securities was due to an increase in the average balance of securities, which was offset by a decrease in the average yield on securities. The average balance of securities increased by $83.6 million, or 31.2%, to $351.2 million for the six months ended June 30, 2021 compared to $267.6 million for the six months ended June 30, 2020. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities decreased by 44 basis points from 2.17% for the six months ended June 30, 2020 to 1.73% for the six months ended June 30, 2021. The decrease in the average yield on securities resulted from maturities of higher-yielding securities, which were replaced by lower-yielding investment securities as a result of the decrease in market interest rates since June 30, 2020.

Interest Expense. Interest expense decreased $121,000, or 10.5%, to $1.0 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. The decrease in interest expense was a result of decreased rates on interest-bearing liabilities, primarily deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 18 basis points to 0.34% during the three months ended June 30, 2021 as compared to the prior year period. The average balance of interest-bearing liabilities increased by $310.0 million, or 34.9%, to $1.2 billion for the three months ended June 30, 2021 compared to $888.7 million for the three months ended June 30, 2020.

Interest expense on interest-bearing deposits decreased by $351,000, or 31.8%, to $754,000 during the three months ended June 30, 2021 from $1.1 million during the three months ended June 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased 24 basis points to 0.26% during the three months ended June 30, 2021 as compared to the prior year period. The average balance of interest-bearing deposits increased by $290.6 million, or 32.8%, to $1.2 billion for the three months ended June 30, 2021 compared to $885.7 million for the three months ended June 30, 2020. The average cost of interest-bearing deposits decreased due to the decline in the interest rate environment as we reduced rates on savings, money market, demand deposit and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected the distribution of government stimulus funds and reduced spending by customers during the COVID-19 pandemic, along with our strategy to increase commercial deposit accounts of our customers.

We also incurred an additional $230,000 in interest expense for the three months ended June 30, 2021 as compared to the prior year period due to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%.

Interest expense decreased $388,000, or 15.9%, to $2.0 million for the six months ended June 30, 2021 from $2.4 million for the six months ended June 30, 2020. The decrease in interest expense was a result of decreased rates on interest-bearing liabilities, primarily deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 21 basis points to 0.36% during the six months ended June 30, 2021 as compared to the prior year period. The average balance of interest-bearing liabilities increased by $281.2 million, or 32.9%, to $1.1 billion for the six months ended June 30, 2021 compared to $855.8 million for the six months ended June 30, 2020.

Interest expense on interest-bearing deposits decreased by $838,000, or 35.8%, to $1.5 million during the six months ended June 30, 2021 from $2.3 million during the six months ended June 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased 28 basis points to 0.27% during the six months ended June 30, 2021 as compared to the prior year period. The average balance of interest-bearing deposits increased by $262.7 million, or 30.8%, to $1.1 billion for the six months ended June 30, 2021 compared to $851.6 million for the six months ended June 30, 2020. The average cost of interest-bearing deposits decreased due to the decline in the interest rate environment as we reduced rates on savings, money market, demand deposit and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected the distribution of government stimulus funds and reduced spending by customers during the COVID-19 pandemic, along with our strategy to increase commercial deposit accounts of our customers.

We also incurred an additional $460,000 in interest expense for the six months ended June 30, 2021 as compared to the prior year period due to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $2.9 million, or 24.2%, to $14.6 million for the three months ended June 30, 2021 from $11.8 million for the three months ended June 30, 2020 due to an increase in net interest-earning assets, partially offset by decreases in the net interest rate spread and net interest margin. Net interest-earning assets increased by $173.4 million to $702.9 million for the three months ended June 30, 2021 from $529.5 million for the three months ended June 30, 2020. Net interest rate spread decreased by 19 basis points to 2.96% for the three months ended June 30, 2021 from 3.15% for the three months ended June 30, 2020, reflecting a 37 basis points decrease in the average yield on interest-earnings assets, partially offset by a 18 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 25 basis points to 3.09% for the three months ended June 30, 2021 from 3.34% for the three months ended June 30, 2020 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Net interest income increased $5.2 million, or 22.6%, to $28.4 million for the six months ended June 30, 2021 from $23.1 million for the six months ended June 30, 2020 due to an increase in net interest-earning assets, partially offset by decreases in the net interest rate spread and net interest margin. Net interest-earning assets increased by $193.3 million to $663.8 million for the six months ended June 30, 2021 from $470.5 million for the six months ended June 30, 2020. Net interest rate spread decreased by 26 basis points to 3.05% for the six months ended June 30, 2021 from 3.31% for the six months ended June 30, 2020, reflecting a 47 basis points decrease in the average yield on interest-earnings assets, partially offset by a 21 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 33 basis points to 3.18% for the six months ended June 30, 2021 from 3.51% for the six months ended June 30, 2020 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Provision for Loan Losses. The Company recognized provisions for loan losses of $809,000 and $875,000 for the three and six months ended June 30, 2021, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2020, respectively. The lower provisions reflect the performance of our loan portfolio as demonstrated by the resumption of payments on loans coming off of deferral. Loans on deferral decreased from $310.4 million, or 29.4% of total loans at June 30, 2020, to $12.4 million, or 1.0% of loans at June 30, 2021. Loans that came off of deferral are performing as agreed. The allowance for loan losses to total loans was 1.32% as of June 30, 2021 as compared to 1.44% as of June 30, 2020. Excluding PPP loans, the ratio was 1.45% as of June 30, 2021 as compared to 1.44% as of June 30, 2020.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$158	$117	$41	35.0%	$333	$325	$8	2.5%
Trust income	1,184	918	266	29.0%	2,307	1,956	351	17.9%
Investment advisory income	1,235	997	238	23.9%	2,411	1,898	513	27.0%
Investment securities gains (losses)	—	586	(586)	(100.0)%	—	586	(586)	(100.0)%
Earnings on bank owned life insurance	173	182	(9)	(4.9)%	344	347	(3)	(0.9)%
Other	278	206	72	35.0%	524	435	89	20.5%
Total noninterest income	$3,028	$3,006	$22	0.7%	$5,919	$5,547	$372	6.7%

Noninterest income was $3.0 million during both the second quarter of 2021 and 2020, while noninterest income was $5.9 million for the six months ended June 30, 2021 compared to $5.5 million for the same period in 2020, an increase of $372,000, or 6.7%. The increase was a result of continued growth in the Bank’s trust operations and HVIA’s asset management activities. The average assets under management for the six months ended June 30, 2021 was $1.2 billion, $200.0 million greater than the same period last year. The Company realized a gain on sale of securities in the second quarter of 2020 in the amount of $586,000 which did not occur in the second quarter of 2021.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries	$4,726	$4,634	$92	2.0%	$9,273	$8,819	$454	5.1%
Employee benefits	876	1,105	(229)	(20.7)%	2,002	2,254	(252)	(11.2)%
Occupancy expense	967	934	33	3.5%	1,932	1,872	60	3.2%
Professional fees	1,023	1,004	19	1.9%	1,930	1,575	355	22.5%
Directors’ fees and expenses	252	276	(24)	(8.7)%	494	569	(75)	(13.2)%
Computer software expense	1,032	920	112	12.2%	2,090	1,714	376	21.9%
FDIC assessment	267	197	70	35.5%	555	366	189	51.6%
Advertising expenses	285	338	(53)	(15.7)%	568	651	(83)	(12.7)%
Advisor expenses related to trust income	140	88	52	59.1%	261	243	18	7.4%
Telephone expenses	136	140	(4)	(2.9)%	270	269	1	0.4%
Intangible amortization	71	71	—	—	143	143	—	—
Other	626	197	429	217.8%	1,198	1,020	178	17.5%
Total noninterest expense	$10,401	$9,904	$497	5.0%	$20,716	$19,495	$1,221	6.3%

Noninterest expense was $10.4 million and $9.9 million during the second quarters of 2021 and 2020, respectively, an increase of $497,000, or 5.0%, while noninterest expense was $20.7 million for the six months ended June 30, 2021, compared to $19.5 million for the same period in 2020, an increase of $1.2 million, or 6.3%. The increase in noninterest expense for the three and six month periods was due to the Bank’s continued investment in growth. This investment was comprised primarily of increases in salaries, computer software expense and professional fees. Salaries increased primarily as a result of hiring additional employees, along with increased salaries in the normal course of business. Computer software expense increased as a result of our investment in loan credit processing and monitoring software, along with increased technology costs as a result of our loan growth. Professional fees increased primarily due to information technology support costs relating to our core processing conversion that will occur in November 2021, costs associated with a third-party manager of our investment portfolio and audit and accounting expenses due to enhancing audit procedures for the 2019 and 2020 audit of financial statements from generally accepted audit standards to Public Company Accounting Oversight Board standards in preparation for our initial public offering. We anticipate an increase in noninterest expense related to professional fees during the second half of 2021 due to our core processing system conversion. Other expenses for the three months ended June 30, 2021 was greater than the same period in 2020 primarily due to a one time release of a reserve for unfunded commitments recognized in the second quarter of 2020. The efficiency ratio improved to 58.90% for the three months ended June 30, 2021 from 66.98% for the same period in 2020, and improved to 60.41% for the six months ended June 30, 2021 from 67.97% for the six months ended June 30, 2020.

Provision for Income Tax. The provision for income taxes for the three months ended June 30, 2021 was $1.3 million compared to $695,000 for the same period in 2020. The provision for income taxes for the six months ended June 30, 2021 was $2.5 million compared to $1.3 million for the same period in 2020. The increase for both periods was due to the increase in income before income taxes. The effective tax rate for the three and six month periods ended June 30, 2021 was 19.5%, versus 19.5% and 19.8%, respectively, for the same periods last year.

Financial Position and Results of Operations of our Wealth Management Business Segment

We conduct our business through two business segments: (1) our banking business segment, which involves the delivery of loan and deposit products to our customers through Orange Bank & Trust Company; and (2) our wealth management business segment, which includes asset management and trust services to individuals and institutions through HVIA and Orange Bank & Trust Company that provides trust and investment management fee income.

The following tables presents the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended June 30,
	2021			2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$14,632	$—	$14,632	$11,781	$—	$11,781
Noninterest income	609	2,419	3,028	1,091	1,915	3,006
Provision for loans loss	(809)	—	(809)	(1,310)	—	(1,310)
Noninterest expenses	(8,723)	(1,678)	(10,401)	(8,451)	(1,453)	(9,904)
Income tax expense	(1,101)	(156)	(1,257)	(598)	(97)	(695)
Net income	$4,608	$585	$5,193	$2,513	$365	$2,878

	For the Six Months Ended June 30,
	2021			2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$28,372	$—	$28,372	$23,135	$—	$23,135
Noninterest income	1,201	4,718	5,919	1,693	3,854	5,547
Provision for loans loss	(875)	—	(875)	(2,510)	—	(2,510)
Noninterest expenses	(17,395)	(3,321)	(20,716)	(16,535)	(2,960)	(19,495)
Income tax expense	(2,189)	(293)	(2,482)	(1,135)	(188)	(1,323)
Net income	$9,114	$1,104	$10,218	$4,648	$706	$5,354

	At June 30, 2021			At December 31, 2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Assets under management and/or administration (AUM) (market value)	$—	$1,237,523	$1,237,523	$—	$1,189,119	$1,189,119
Total assets	$2,043,970	$8,262	$2,052,232	$1,656,517	$8,419	$1,664,936

The market value of assets under management and/or administration at June 30, 2021 and December 31, 2020 was $1.2 billion, with an increase of $48.4 million, or 4.1%. This includes assets held at both Orange Bank & Trust Company and HVIA at June 30, 2021 and December 31, 2020. This increase primarily was due to successful business development and market value appreciation.

Our income related to our wealth management business segment, which we record as noninterest income, increased $504,000, or 26.3%, to $2.4 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. Our income related to our wealth management business segment, which we record as noninterest income, increased $864,000, or 22.4%, to $4.7 million for the six months ended June 30, 2021 compared to $3.9 million for the six months ended June 30, 2020. The increase was primarily due to our growth in assets under management and increase in market values of the assets under management and/or administration during the three and six months ended June 30, 2021 as compared to the prior year periods.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $225,000 or 15.5%, to $1.7 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $361,000 or 12.2%, to $3.3 million for the six months ended June 30, 2021 compared to $3.0 million for the six months ended June 30, 2020. The increase during the 2021 periods was due to continued growth in our operations.

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021 and December 31, 2020, cash and due from banks totaled $322.9 million and $121.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $377.7 million at June 30, 2021 and $330.1 million at December 31, 2020.

Certificates of deposit due within one year of June 30, 2021 totaled $78.0 million, or 89.4% of total certificates of deposit. At June 30, 2021, total certificates of deposit were $87.2 million or 4.7% of total deposits. Certificates of deposit due within one year of December 31, 2020 totaled $74.8 million, or 82.0% of total certificates of deposit. At December 31, 2020, total certificates of deposit were $91.2 million or 6.1% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2021, we had a total of $80.5 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2021, we had no outstanding advances and the ability to borrow up to $326.3 million. At June 30, 2021, we had a $4.9 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at June 30, 2021. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at June 30, 2021. There were no outstanding borrowings with ACBB at June 30, 2021.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.2 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $185.8 million and $184.9 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $380.2 million and $344.4 million for the six months ended June 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience, current pricing strategy and regulatory restrictions, we anticipate that a substantial portion of maturing time deposits will be retained, and that we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At June 30, 2021 and December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at June 30, 2021 and December 31, 2020.

Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At June 30, 2021, we had $272.4 million in loan commitments outstanding. We also had $7.5 million in standby letters of credit at June 30, 2021.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s definitive prospectus dated August 4, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(4) on August 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2021, Orange County Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the related offering of common stock by Orange County Bancorp. The Registration Statement (File No. 333-257781) was declared effective by the Securities and Exchange Commission on August 4, 2021. Orange County Bancorp registered 1,035,000 shares of common stock, par value $0.50 per share, pursuant to the Registration Statement (File No. 333-257781) for an aggregate offering price of $36.2 million. In addition, Orange County Bancorp registered 115,000 shares of common stock, par value $0.50 per share, pursuant to a Rule 462(b) Registration Statement (333-258473) for an aggregate offering price of $3.9 million. The stock offering commenced on July 29, 2021, and ended on August 9, 2021.

The stock offering resulted in gross proceeds of $38.5 million, through the sale of 1,150,000 shares of common stock at a price of $33.50 per share.

Piper Sandler & Co. and Stephens Inc. (the “Underwriters”) were the managing underwriters for the offering. The Underwriters received an underwriting discount and expense reimbursements totaling $2.4 million.

Net proceeds and use of proceeds will be reported supplementally.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: September 15, 2021

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Peacock
Name:	Robert L. Peacock
Title:	Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)