Form 10-Q
period 2021-09-30
Orange County Bancorp, Inc. /DE/
filed 2021-11-09
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2021, there were 5,637,376 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$390,071	$121,232
Investment securities – available-for-sale	422,092	330,105
Restricted investment in bank stocks	2,217	1,449
Loans	1,287,578	1,152,738
Allowance for loan losses	(18,041)	(16,172)
Loans, net	1,269,537	1,136,566
Net premises and equipment	14,382	14,017
Accrued interest receivable	6,913	6,295
Bank owned life insurance	39,274	28,520
Goodwill	5,359	5,359
Intangible assets	1,749	1,963
Other assets	23,635	19,430
TOTAL ASSETS	$2,175,229	$1,664,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$714,707	$521,093
Interest bearing	1,237,201	968,201
Total deposits	1,951,908	1,489,294
Note payable	3,000	3,000
Subordinated notes, net of issuance costs	19,375	19,323
Accrued expenses and other liabilities	20,343	17,896
TOTAL LIABILITIES	1,994,626	1,529,513
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 and 4,533,304 issued; 5,637,376 and 4,483,102 outstanding, at September 30, 2021 and December 31, 2020, respectively	2,842	2,266
Surplus	119,740	85,111
Retained Earnings	60,570	47,683
Accumulated other comprehensive income (loss), net of taxes	(1,220)	1,819
Treasury stock, at cost; 45,928 and 50,202 shares at September 30, 2021 and December 31, 2020, respectively	(1,329)	(1,456)
TOTAL STOCKHOLDERS’ EQUITY	180,603	135,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,175,229	$1,664,936

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$15,104	$12,191	$42,364	$34,636
Interest on investment securities:
Taxable	1,213	1,102	3,497	3,661
Tax exempt	417	297	1,189	656
Interest on Federal funds sold and other	126	46	230	254
TOTAL INTEREST INCOME	16,860	13,636	47,280	39,207
INTEREST EXPENSE
Savings and NOW accounts	591	868	1,801	2,674
Time deposits	117	227	412	762
FHLB advances	—	—	—	10
Note payable	42	42	126	126
Subordinated notes	230	17	689	17
TOTAL INTEREST EXPENSE	980	1,154	3,028	3,589
NET INTEREST INCOME	15,880	12,482	44,252	35,618
Provision for loan losses	1,008	1,215	1,883	3,725
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,872	11,267	42,369	31,893
NONINTEREST INCOME
Service charges on deposit accounts	166	155	499	480
Trust income	1,230	1,001	3,537	2,958
Investment advisory income	1,176	1,061	3,588	2,960
Investment securities gains	—	218	—	804
Earnings on bank owned life insurance	209	173	554	520
Other	247	237	770	671
TOTAL NONINTEREST INCOME	3,028	2,845	8,948	8,393
NONINTEREST EXPENSE
Salaries	4,970	4,508	14,243	13,327
Employee benefits	958	988	2,960	3,242
Occupancy expense	1,024	938	2,956	2,810
Professional fees	880	882	2,810	2,457
Directors’ fees and expenses	251	268	745	837
Computer software expense	1,120	986	3,209	2,700
FDIC assessment	333	243	889	609
Advertising expenses	297	277	865	928
Advisor expenses related to trust income	134	95	395	338
Telephone expenses	150	144	420	413
Intangible amortization	71	71	214	214
Other	752	1,089	1,951	2,109
TOTAL NONINTEREST EXPENSE	10,940	10,489	31,657	29,984
Income before income taxes	6,960	3,623	19,660	10,302
Provision for income taxes	1,384	710	3,866	2,033
NET INCOME	$5,576	$2,913	$15,794	$8,269

Basic and diluted earnings per share	$1.06	$0.65	$3.33	$1.83
Weighted average shares outstanding	5,249,876	4,507,315	4,743,348	4,510,681

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$5,576	$2,913	$15,794	$8,269
Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gains/(losses) arising during the period	(134)	262	(3,856)	6,371
Reclassification adjustment for (gains)/losses included in net income	—	(218)	—	(804)
Tax effect	(28)	9	(810)	1,169
Net of tax	(106)	35	(3,046)	4,398
Defined benefit pension plans:
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	6	—	20	—
Tax effect	1	—	4	—
Net of tax	5	—	16	—
Deferred compensation liability:
Unrealized loss	(4)	(4)	(12)	(11)
Tax effect	(1)	(1)	(3)	(2)
Net of tax	(3)	(3)	(9)	(9)
Total other comprehensive income/(loss)	(104)	32	(3,039)	4,389
Total comprehensive income	$5,472	$2,945	$12,755	$12,658

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2021	$2,266	$84,936	$56,118	$(1,116)	$(1,293)	$140,911
Net income	—	—	5,576	—	—	5,576
Other comprehensive loss, net of taxes	—	—	—	(104)	—	(104)
Cash dividends declared ($0.20 per share)	—	—	(1,124)	—	—	(1,124)
Treasury stock purchased (1,061 shares)	—	—	—	—	(36)	(36)
Restricted stock expense	—	128	—	—	—	128
Issuance of stock offering, net of costs (1,150,000 shares)	576	34,676				35,252
Balance, September 30, 2021	$2,842	$119,740	$60,570	$(1,220)	$(1,329)	$180,603

Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	15,794	—	—	15,794
Other comprehensive loss, net of taxes	—	—	—	(3,039)	—	(3,039)
Cash dividends declared ($0.60 per share)	—	—	(2,907)	—	—	(2,907)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (13,292 shares)	—	—	—	—	(379)	(379)
Restricted stock expense	—	390	—	—	—	390
Stock-based compensation (2,404 shares)	—	(1)	—	—	70	69
Issuance of stock offering, net of costs (1,150,000 shares)	576	34,676	—	—		35,252
Balance, September 30, 2021	$2,842	$119,740	$60,570	$(1,220)	$(1,329)	$180,603

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2020	$2,266	$84,894	$43,149	$313	$(826)	$129,796
Net income	—	—	2,913	—	—	2,913
Other comprehensive income, net of taxes	—	—	—	32	—	32
Cash dividends declared ($0.20 per share)	—	—	(895)	—	—	(895)
Treasury stock purchased (11,475 shares)	—	—	—	—	(10)	(10)
Restricted stock expense	—	103	—	—	—	103
Stock-based compensation (1,050 shares)	—	(7)	—	—	32	25
Balance, September 30, 2020	$2,266	$84,990	$45,167	$345	$(804)	$131,964

Balance, January 1, 2020	$2,266	$85,178	$39,589	$(4,044)	$(926)	$122,063
Net income	—	—	8,269	—	—	8,269
Other comprehensive income, net of taxes	—	—	—	4,389	—	4,389
Cash dividends declared ($0.60 per share)	—	—	(2,691)	—	—	(2,691)
Issue of restricted stock (14,532 shares)	—	(442)	—	—	442	—
Treasury stock purchased (16,600 shares)	—	—	—	—	(512)	(512)
Restricted stock expense	—	292	—	—	—	292
Stock-based compensation (4,332 shares)	—	(38)	—	—	192	154
Balance, September 30, 2020	$2,266	$84,990	$45,167	$345	$(804)	$131,964

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$15,794	$8,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,883	3,725
Depreciation	1,002	949
Accretion on loans	(4,321)	(1,249)
Amortization of intangibles	214	214
Amortization of subordinated notes issuance costs	52	—
Investment securities (gains) losses	—	(804)
Restricted stock expense	390	292
Stock-based compensation	69	154
Net amortization of investment premiums	1,583	1,648
Earnings on bank owned life insurance	(554)	(520)
Net change in:
Accrued interest receivable	(618)	(5,094)
Other assets	(3,379)	(513)
Other liabilities	2,438	1,508
Net cash from operating activities	14,553	8,579
Cash flows from investing activities
Purchases of investment securities available-for-sale	(193,490)	(180,518)
Proceeds from sales and paydowns of investment securities available-for-sale	68,051	76,502
Proceeds from maturities and calls of investment securities available-for-sale	28,013	36,032
Purchase of restricted investment in bank stocks	(783)	(3,347)
Proceeds from redemptions of restricted investment in bank stocks	15	3,372
Loans purchased	(8,232)	(34,202)
Principal returned on loans purchased	15,172	10,585
Net increase in loans	(137,473)	(162,995)
Additions to premises and equipment	(1,367)	(584)
Purchase of bank owned life insurance	(10,200)	—
Net cash from investing activities	(240,294)	(255,155)
Cash flows from financing activities
Net increase in deposits	462,614	470,068
Net change in FHLB term advances	—	(5,000)
Issuance of subordinated notes, net of issuance costs	—	19,306
Proceeds of issuance of stock offering , net of costs	35,252	—
Cash dividends paid	(2,907)	(2,691)
Purchases of treasury stock	(379)	(512)
Net cash from financing activities	494,580	481,171
Net change in cash and cash equivalents	268,839	234,595
Beginning cash and cash equivalents	121,232	25,112
Ending cash and cash equivalents	$390,071	$259,707
Supplementary Cash Flow Information
Interest paid	3,289	3,556
Income taxes paid	2,763	1,469

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The unaudited consolidated financial statements include Orange County Bancorp, Inc., a Delaware bank holding company (“Orange County Bancorp”) and its wholly owned subsidiaries: Orange Bank & Trust Company, a New York trust company (the “Bank”) and Hudson Valley Investment Advisors (“HVIA”), a Registered Investment Advisor, together referred to as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with eight locations in Orange County, New York, five in Westchester County, New York, one in Rockland County, New York, and one in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1,256,899 and $1,189,119 at September 30, 2021 and December 31, 2020, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included herein for the year ended December 31, 2020 for Orange County Bancorp, Inc. contained in the Company’s definitive prospectus dated August 4, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(4) on August 5, 2021. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2021, the results of operations, comprehensive income, stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flow statements for the nine months ended September 30, 2021 and 2020. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at September 30, 2021 and December 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale September 30, 2021
U.S. government agencies	$73,414	$810	$(934)	$73,289
Mortgage-backed securities	240,957	1,955	(1,683)	241,229
Corporate Securities	20,087	352	(6)	20,433
Obligations of states and political subdivisions	85,226	2,120	(206)	87,140
Total debt securities	$419,684	$5,237	$(2,829)	$422,092

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2020
U.S. government agencies	$82,409	$1,394	$(382)	$83,421
Mortgage-backed securities	157,408	3,633	(257)	160,784
Corporate Securities	10,603	57	(33)	10,627
Obligations of states and political subdivisions	73,421	1,883	(31)	75,273
Total debt securities	$323,841	$6,967	$(703)	$330,105

The proceeds from sales of securities and associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds	$—	$2,757	$—	$24,042

Gross realized gains	$—	$218	$—	$954
Gross realized losses		—		(150)
Net gain on sales of securities	—	218	—	804
Tax provision on realized net gains and loss	—	46	—	169
Net gain on sales of securities, after tax	$—	$172	$—	$635

The amortized cost and fair value of debt securities as of September 30, 2021 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,790	$5,837
Due after one through five years	6,811	6,908
Due after five through ten years	58,648	59,004
Due after ten years	107,478	109,114
	178,727	180,863
Mortgage-backed securities	240,957	241,229
Total debt securities	$419,684	$422,092

Securities pledged at September 30, 2021 and December 31, 2020 had a carrying amount of $274,342 and $121,233 and were pledged to secure public deposits.

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes securities with unrealized and unrecognized losses at September 30, 2021 and December 31, 2020, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale September 30, 2021
U.S. government agencies	$21,080	$(470)	$18,459	$(464)	$39,539	$(934)
Mortgage-backed securities	125,036	(1,448)	9,806	(235)	134,842	(1,683)
Corporate Securities	1,564	(6)	—	—	1,564	(6)
Obligations of states and political subdivisions	15,955	(206)	—	—	15,955	(206)
Total debt securities	$163,635	$(2,130)	$28,265	$(699)	$191,900	$(2,829)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2020
U.S. government agencies	$17,948	$(52)	$20,779	$(330)	$38,727	$(382)
Mortgage-backed securities	35,580	(208)	1,887	(49)	37,467	(257)
Corporate Securities	1,551	(33)	—	—	1,551	(33)
Obligations of states and political subdivisions	15,373	(31)	—	—	15,373	(31)
Total debt securities	$70,452	$(324)	$22,666	$(379)	$93,118	$(703)

There was no other than temporary impairment loss recognized on any securities at September 30, 2021 or December 31, 2020.

As of September 30, 2021, the Company’s securities portfolio consisted of 238 securities, 58 of which were in an unrealized loss position. As of December 31, 2020, the Company’s securities portfolio consisted of 196 securities, 36 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

At September 30, 2021, mortgage-backed securities held by the company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at September 30, 2021.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in Small Business Administration (“SBA”) issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at September 30, 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Commercial and industrial	$298,995	$299,049
Commercial real estate	840,204	698,130
Commercial real estate construction	50,587	63,544
Residential real estate	63,674	57,941
Home equity	13,175	13,960
Consumer	20,943	20,114
Total	$1,287,578	$1,152,738

Included in commercial and industrial loans as of September 30, 2021 and December 31, 2020 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $66,510 and $68,974, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:

Beginning balance	$4,946	$10,536	$948	$301	$60	$258	$17,049
Provision for loan losses	819	428	(149)	(70)	20	(40)	1,008
Charge-offs	(71)	(7)	—	—	—	(1)	(79)
Recoveries	3	59	—	—	—	—	62
Ending balance	$5,697	$11,017	$799	$231	$80	$217	$18,041

	Nine Months Ended September 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:

Beginning balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Provision for loan losses	896	1,272	(2)	(150)	3	(136)	1,883
Charge-offs	(176)	(110)	—	—	—	(8)	(294)
Recoveries	182	73	—	—	—	25	280
Ending balance	$5,697	$11,017	$799	$231	$80	$217	$18,041

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended September 30, 2020
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,845	$7,828	$742	$420	$70	$167	$14,072
Provision for loan losses	187	935	45	(7)	21	34	1,215
Charge-offs	(297)	—	—	(36)	—	(3)	(336)
Recoveries	2	—	—	—	—	3	5
Ending balance	$4,737	$8,763	$787	$377	$91	$201	$14,956

	Nine Months Ended September 30, 2020
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,107	$5,951	$713	$384	$43	$77	$12,275
Provision for loan losses	608	2,809	74	44	48	142	3,725
Charge-offs	(987)	—	—	(51)	—	(25)	(1,063)
Recoveries	9	3	—	—	—	7	19
Ending balance	$4,737	$8,763	$787	$377	$91	$201	$14,956

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2021 and December 31, 2020:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
September 30, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$918	$1,285	$—	$2	$—	$25	$2,230
collectively evaluated for impairment	4,779	9,732	799	229	80	192	15,811
Total ending allowance balance	$5,697	$11,017	$799	$231	$80	$217	$18,041
Loans:
Ending balance:
individually evaluated for impairment	$2,281	$23,643	$—	$1,236	$50	$117	$27,327
collectively evaluated for impairment	296,714	816,561	50,587	62,438	13,125	20,826	1,260,251
Total ending loans balance	$298,995	$840,204	$50,587	$63,674	$13,175	$20,943	$1,287,578

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2020
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$206	$1,084	$—	$15	$—	$27	$1,332
collectively evaluated for impairment	4,589	8,698	801	366	77	309	14,840
Total ending allowance balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Loans:
Ending balance:
individually evaluated for impairment	$2,410	$19,759	$—	$1,358	$—	$124	$23,651
collectively evaluated for impairment	296,639	678,371	63,544	56,583	13,960	19,990	1,129,087
Total ending loans balance	$299,049	$698,130	$63,544	$57,941	$13,960	$20,114	$1,152,738

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $66,510 and $68,974 as of September 30, 2021 and December 31, 2020, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation of the allowance for loan losses.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2021 and December 31, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
September 30, 2021
With no related allowance recorded
Commercial and industrial	$3	$3	$—
Commercial real estate	14,830	13,365	—
Commercial real estate construction	—	—	—
Residential real estate	1,163	1,162	—
Home equity	50	50	—
Consumer	—	—	—
Total	$16,046	$14,580	$—
With an allowance recorded:
Commercial and industrial	$2,278	$2,278	$918
Commercial real estate	10,522	10,278	1,285
Commercial real estate construction	—	—	—
Residential real estate	85	74	2
Home equity	—	—	—
Consumer	117	117	25
Total	$13,002	$12,747	$2,230

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2020
With no related allowance recorded
Commercial and industrial	$331	$331	$—
Commercial real estate	10,621	9,248	—
Commercial real estate construction	—	—	—
Residential real estate	1,148	1,148	—
Home equity	—	—	—
Consumer	—	—	—
Total	$12,100	$10,727	$—
With an allowance recorded:
Commercial and industrial	$2,079	$2,079	$206
Commercial real estate	11,001	10,511	1,084
Commercial real estate construction	—	—	—
Residential real estate	219	210	15
Home equity	—	—	—
Consumer	124	124	27
Total	$13,423	$12,924	$1,332

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$15	$—	$30	$1
Commercial real estate	13,614	147	10,808	143
Commercial real estate construction	578	—	578	9
Residential real estate	588	8	—	—
Home equity	25	—	18	—
Consumer	—	—	—	—
Total	$14,820	$155	$11,434	$153
With an allowance recorded:
Commercial and industrial	$2,363	$33	$2,948	$41
Commercial real estate	10,335	134	8,941	115
Commercial real estate construction	—	—	—	—
Residential real estate	74	1	215	1
Home equity	—	—	—	—
Consumer	118	1	127	2
Total	$12,890	$169	$12,231	$159

(1)   Cash basis interest income approximates interest income recognized.

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$32	$1	$10	$—
Commercial real estate	13,620	442	9,487	384
Commercial real estate construction	578	—	585	29
Residential real estate	593	23	—	—
Home equity	25	1	—	—
Consumer	—	—	—	—
Total	$14,848	$467	$10,082	$413
With an allowance recorded:
Commercial and industrial	$2,892	$118	$3,209	$138
Commercial real estate	10,390	405	9,006	349
Commercial real estate construction	—	—	—	—
Residential real estate	77	2	219	4
Home equity	—	—	—	—
Consumer	120	5	129	5
Total	$13,479	$530	$12,563	$496
(1)	Cash basis interest income approximates interest income recognized.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2021 and December 31, 2020:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial and industrial	$750	$—	$215	$457
Commercial real estate	1,064	1,345	—	—
Commercial real estate construction	—	—	—	—
Residential real estate	578	657	28	2
Home equity	50	—	—	—
Consumer	—	—	413	61
Total	$2,442	$2,002	$656	$520

The following table presents the aging of the recorded investment in past-due loans as of September 30, 2021 and December 31, 2020 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
September 30, 2021
Commercial and industrial	$131	$298	$964	$1,393	$297,602
Commercial real estate	225	469	697	1,391	838,813
Commercial real estate construction	—	—	—	—	50,587
Residential real estate	—	—	606	606	63,068
Home equity	—	—	50	50	13,125
Consumer	—	248	413	661	20,282
Total	$356	$1,015	$2,730	$4,101	$1,283,477

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2020
Commercial and industrial	$123	$201	$457	$781	$298,268
Commercial real estate	—	—	1,345	1,345	696,785
Commercial real estate construction	—	—	—	—	63,544
Residential real estate	570	—	580	1,150	56,791
Home equity	—	—	—	—	13,960
Consumer	132	272	61	465	19,649
Total	$825	$473	$2,443	$3,741	$1,148,997

As of September 30, 2021 and December 31, 2020, loans in the process of foreclosure were $1,274 and $1,925 respectively, of which $578 were secured by residential real estate.

As of September 30, 2021 and December 31, 2020, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $14,550 and $15,951 respectively. The Company has allocated $744 and $918 of specific allowance for these loans at September 30, 2021 and December 31, 2020, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within the three and nine months ended September 30, 2021 and September 30, 2020.

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

There were no loans whose terms were modified resulting in TDRs during the three and nine months ended September 30, 2021 and September 30, 2020.

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

The following table sets forth the composition of these loans by loan segments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Unpaid		Unpaid
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Commercial and industrial	2	$49	9	$3,390
Commercial real estate	—	—	19	$44,782
Consumer	—	—	1	596
Total	2	$49	29	$48,768

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $350,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis. The company uses the following definitions for risk ratings:

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the analysis performed as of September 30, 2021 and December 31, 2020, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2021
Commercial and industrial	$280,653	$4,353	$13,989	$—	$—	$298,995
Commercial real estate	822,645	1,202	16,357	—	—	840,204
Commercial real estate construction	50,587	—	—	—	—	50,587
Residential real estate	62,511	—	1,163	—	—	63,674
Home equity	13,125	50	—	—	—	13,175
Consumer	20,826	—	117	—	—	20,943
Total	$1,250,347	$5,605	$31,626	$—	$—	$1,287,578

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Commercial and industrial	$293,763	$3,023	$2,263	$—	$—	$299,049
Commercial real estate	685,808	4,164	8,158	—	—	698,130
Commercial real estate construction	63,544	—	—	—	—	63,544
Residential real estate	56,793	—	1,148	—	—	57,941
Home equity	13,960	—	—	—	—	13,960
Consumer	19,990	—	124	—	—	20,114
Total	$1,133,858	$7,187	$11,693	$—	$—	$1,152,738

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $4,084 and $5,392 at September 30, 2021 and December 31, 2020, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	$73,290	$—	$73,290	$—
Mortgage-backed securities	241,229	—	241,229	—
Corporate securities	20,433	—	20,433	—
Obligations of states and political subdivisions	87,140	—	87,140	—
Total securities available-for-sale	$422,092	$—	$422,092	$—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2021.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	83,421	$—	$83,421	$—
Mortgage-backed securities	160,784	—	160,784	—
Corporate securities	10,627	—	10,627	—
Obligations of states and political subdivisions	75,273	—	75,273	—
Total securities available-for-sale	$330,105	$—	$330,105	$—

There were no transfers between Level 1 and Level 2 during 2020.

Assets measured at fair value on a non-recurring basis as of September 30, 2021 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30, 2021	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,774	$—	$—	$6,774

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans were $365 at September 30, 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at September 30, 2021:

	Fair Value			Range
September 30, 2021	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$6,774	Appraisal of collateral (1)	Appraisal and liquidation	20-56%
			adjustments (2)	(38%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$390,071	$390,071	$390,071	$—	$—
Loans, net	1,269,537	1,275,419	—	—	1,275,419
Accrued interest receivable	6,913	6,913	—	1,601	5,312
Restricted investment in bank stocks	2,217	NA	—	—	—
Financial liabilities:
Deposits	1,951,908	1,951,985	1,869,350	82,635	—
Note payable	3,000	3,048	—	3,048	—
Subordinated notes, net of issuance costs	19,375	19,115	—	19,115	—
Accrued interest payable	46	46	—	46	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$121,232	$121,232	$121,232	$—	$—
Loans, net	1,136,566	1,139,472	—	—	1,139,472
Accrued interest receivable	6,295	6,295	—	1,389	4,906
Restricted investment in bank stocks	1,449	NA	—	—	—
Financial liabilities:
Deposits	1,489,294	1,489,615	1,398,095	91,520	—
Note payable	3,000	3,087	—	3,087	—
Subordinated notes, net of issuance costs	19,323	19,758	—	19,758	—
Accrued interest payable	307	307	—	307	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Non-interest bearing demand accounts	$714,707	$521,093
Interest-bearing demand accounts	331,207	236,951
Money market accounts	645,125	483,044
Savings accounts	178,311	157,007
Certificates of Deposit	82,558	91,199
Total deposits	$1,951,908	$1,489,294

Time deposits that meet or exceed the FDIC insurance limit of $250 at September 30, 2021 and December 31, 2020 were $24,031 and $23,747, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2021	$24,165
2022	49,382
2023	5,960
2024	3,052
$82,558

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $6,449 and $6,910 at September 30, 2021 and December 31, 2020, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$47	$35	$142	$106
Interest cost	190	230	570	690
Expected return on plan assets	(514)	(465)	(1,544)	(1,395)
Amortization of transition cost	(12)	(12)	(36)	(36)
Amortization of net loss	5	28	16	85
Net periodic benefit cost/(income)	$(284)	$(184)	$(852)	$(550)

The Company has a time based restricted stock plan. For the three months ended September 30, 2021 and 2020, the Company’s recognized stock-based compensation costs were $128 and $102, respectively. For the nine months ended September 30, 2021 and 2020 the Company’s recognized stock-based compensation costs were $390 and $292, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

over the vesting period of the award using the straight line method. There were 15,162 and 14,532 restricted stock awards granted for the nine months ended September 30, 2021 and 2020, respectively. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at September 30, 2021 was $308.

A summary of the Company’s restricted stock awards activity for the nine months ended September 30, 2021 is presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	25,369	$28.78
Granted	15,162	$28.75
Vested	(15,573)	$28.54
Forfeited	(2,036)	$28.99
Non-vested at end of period	22,922	$28.92

On September 22, 2021 restricted stock units (RSUs) were granted in the amount of 48,004 from the Company’s 2019 Equity Incentive Plan to officers of the Bank and HVIA and directors of the Company in connection with the successful completion of the Company’s initial public stock offering, listing on the NASDAQ Capital Market and the recent past years’ success experienced by the Bank. Non-employee directors received 16,500 restricted stock units while officers received 31,504 restricted stock units. The restricted stock units granted to officers will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant. The restricted stock units granted to nonemployee directors are 100% vested as of the date of grant and are settled in shares of Company common stock upon separation from service. In addition, the Company intends to make a discretionary contribution of up to $200,000 to the Company’s KSOP Trust to purchase shares of Company common stock in the open market for the benefit of all eligible non-highly compensated employees who remain employed by the Company, Bank or HVIA as of December 31, 2021.

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$2,009	$(3,266)	$141	$(1,116)
Other comprehensive income/(loss) before reclassification	(106)	—	(3)	(109)
Less amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current period other comprehensive income/(loss)	(106)	5	(3)	(104)
Ending balance	$1,903	$(3,261)	$138	$(1,220)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Nine Months Ended September 30, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,949	$(3,277)	$147	$1,819
Other comprehensive income/(loss) before reclassification	(3,046)	—	(9)	(3,055)
Less amounts reclassified from accumulated other comprehensive income	—	16	—	16
Net current period other comprehensive income/(loss)	(3,046)	16	(9)	(3,039)
Ending balance	$1,903	$(3,261)	$138	$(1,220)

	Three Months Ended September 30, 2020
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,803	$(4,642)	$152	$313
Other comprehensive income/(loss) before reclassification	206	—	(2)	204
Less amounts reclassified from accumulated other comprehensive income	(172)	—	—	(172)
Net current period other comprehensive income/(loss)	34	—	(2)	32
Ending balance	$4,837	$(4,642)	$150	$345

	Nine Months Ended September 30, 2020
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$439	$(4,642)	$159	$(4,044)
Other comprehensive income/(loss) before reclassification	5,033	—	(9)	5,024
Less amounts reclassified from accumulated other comprehensive income	(635)	—	—	(635)
Net current period other comprehensive income/(loss)	4,398	—	(9)	4,389
Ending balance	$4,837	$(4,642)	$150	$345

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

					Affected Line Item in the Statement where
	Amount Reclassified from Accumulated Other Comprehensive Income				Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2021	2020	2021	2020
Unrealized gains and losses on available-for-sale securities
Realized (losses) gains on securities available-for-sale	$—	$218	$—	$804	Investment security gains (losses)
Total before tax	—	218	—	804
Tax effect	—	46	—	169	Provision for income taxes
Net of tax	$—	$172	$—	$635

Amortization of defined benefit pension items
Transition asset	$(11)	$—	$(36)	$—	Other expense
Actuarial gains (losses)	5	—	16	—	Other expense
Total before tax	(6)	—	(20)	—
Tax effect	(1)	—	(4)	—	Provision for income taxes
Net of tax	$(5)	$—	$(16)	$—

Total reclassifications for the period, net of tax	$(5)	$172	$(16)	$635

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Noninterest Income
Service charges on deposit accounts	$166	$155	$499	$480
Trust income	1,230	1,001	3,537	2,958
Investment advisory income	1,176	1,061	3,588	2,960
Investment securities gains (losses)(a)	—	218	—	804
Earnings on bank owned life insurance(a)	209	173	554	520
Other(b)	247	237	770	671
Total Noninterest Income	$3,028	$2,845	$8,948	$8,393
(a)	Not within the scope of ASC 606.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $195 and $181 for the three months ended September 30, 2021 and 2020, respectively, and $588 and $485 for the nine months ended September 30, 2021 and 2020, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $52 and $56 for the three months ended September 30, 2021 and 2020, respectively, and $182 and $185 for the nine months ended September 30, 2021 and 2020, respectively, which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	At September 30, 2021			At December 31, 2020
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments

Total assets	$2,166,521	$8,708	$2,175,229	$1,656,517	$8,419	$1,664,936

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$15,880	$—	$15,880	$44,252	$—	$44,252
Noninterest income	622	2,406	3,028	1,823	7,125	8,948
Provision for loan loss	(1,008)	—	(1,008)	(1,883)	—	(1,883)
Noninterest expenses	(9,246)	(1,694)	(10,940)	(26,644)	(5,013)	(31,657)
Income tax expense	(1,234)	(150)	(1,384)	(3,422)	(444)	(3,866)
Net income	$5,014	$562	$5,576	$14,126	$1,668	$15,794

	For the three months ended September 30, 2020			For the nine months ended September 30, 2020
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$12,482	$—	$12,482	$35,618	$—	$35,618
Noninterest income	783	2,062	2,845	2,475	5,918	8,393
Provision for loan loss	(1,215)	—	(1,215)	(3,725)	—	(3,725)
Noninterest expenses	(8,564)	(1,925)	(10,489)	(25,100)	(4,884)	(29,984)
Income tax expense	(681)	(29)	(710)	(1,816)	(217)	(2,033)
Net income	$2,805	$108	$2,913	$7,452	$817	$8,269

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at September 30, 2021 exceeded the regulatory minimum levels to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at September 30, 2021 and December 31, 2020 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital to risk weighted assets	$187,195	14.45%	$103,648	8.00%	$127,940	9.875%	$129,560	10.00%
Tier 1 (Core) capital to risk weighted assets	170,975	13.20%	77,736	6.00%	102,028	7.875%	103,648	8.00%
Common Tier 1 (CET1) to risk weighted assets	170,975	13.20%	58,302	4.50%	82,594	6.375%	84,214	6.50%
Tier 1 (Core) Capital to average assets	170,975	8.27%	82,679	4.00%	N/A	N/A	103,349	5.00%
December 31, 2020
Total capital to risk weighted assets	$150,397	13.49%	$89,207	8.00%	$110,115	9.875%	$111,509	10.00%
Tier 1 (Core) capital to risk weighted assets	136,446	12.24%	66,906	6.00%	87,814	7.875%	89,207	8.00%
Common Tier 1 (CET1) to risk weighted assets	136,446	12.24%	50,179	4.50%	71,087	6.375%	72,481	6.50%
Tier 1 (Core) Capital to average assets	136,446	8.16%	66,891	4.00%	N/A	N/A	83,613	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas and the effectiveness of vaccination programs, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	the rate of delinquencies and amounts of loans charged-off;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	adverse changes in the securities markets;

●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	Government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 14 branches and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.3 billion in assets under management at September 30, 2021. As of September 30, 2021, our assets, loans, deposits and stockholders’ equity totaled $2.2 billion, $1.3 billion, $2.0 billion and $180.6 million, respectively.

Recent Events

On August 9, 2021, the Company completed an initial public offering (“IPO”) of its common stock and sold 1,150,000 shares of common stock at the public offering price of $33.50 per share, including 150,000 shares of common stock sold pursuant to the underwriters' overallotment option, which was exercised in full. The IPO resulted in gross proceeds of $38.5 million. The net proceeds to the Company, after deducting the underwriting discount and offering expenses was $35.3 million.

Key Factors Affecting Our Business

COVID-19. During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the pandemic, the governments of the State of New York and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures dramatically increased unemployment in the United States and negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers. As of September 30, 2021, many of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. A new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country. This variant is believed to be significantly more contagious than earlier variants of the coronavirus. Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols could be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in our market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

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

COVID-19 Loan Modifications Outstanding As Of
	December 31, 2020		September 30, 2021
		Total Loan		Total Loan
Industry Classification	# Loans	Balance	# Loans	Balance

Real estate and rental & leasing	6	$4,516	—	$—
Healthcare and social assistance	12	11,757	—	—
Construction	—	—	—	—
Retail trade	1	11,178	—	—
Management of companies/enterprise	—	—	—	—
Wholesale trade	—	—	—	—
Manufacturing	—	—	—	—
Hotel/motel	3	7,593	—	—
Professional, scientific, and technical services	—	—	2	49
Finance & insurance	—	—	—	—
Contractors	—	—	—	—
Educational services & child care	—	—	—	—
Administrative and management	2	6,884	—	—
Food services	1	443	—	—
Art, entertainment & recreation	1	2,878	—	—
Transportation & warehousing	—	—	—	—
Residential real estate & other	3	3,520	—	—
Total deferred	29	$48,769	2	$49
Unpaid principal balance of total loans		$1,152,738		$1,287,578
% of loans deferred		4.2%		0.004%

As of September 30, 2021, there were two loans totaling $49,000 still on deferment as a result of the COVID-19 pandemic.

From a credit risk and lending perspective, we have taken actions to identify and assess our COVID-19 related credit exposures based on asset class and borrower type. Through September 30, 2021, no specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities portfolio.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			September 30, 2021
			vs.
	As of September 30,	As of December 31,	December 31, 2020
	2021	2020	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,175,229	1,664,936	510,293	30.6%
Cash and due from banks	390,071	121,232	268,839	221.8%
Loans, net	1,269,537	1,136,566	132,971	11.7%
Investment securities, available for sale	422,092	330,105	91,987	27.9%
Deposits	1,951,908	1,489,294	462,614	31.1%
Note payable	3,000	3,000	—	—%
Subordinated notes, net of issuance costs	19,375	19,323	52	0.3%
Stockholders’ Equity	180,603	135,423	45,180	33.4%

Assets. Our total assets were $2.2 billion at September 30, 2021, an increase of $510.3 million from $1.7 billion at December 31, 2020. The increase was primarily due to an increase in cash and due from banks of $268.8 million, or 221.8%, an increase in net loans of $133.0 million, or 11.7%, and an increase in investment securities available-for-sale of $92.0 million, or 27.9%.

Cash and due from banks. Cash and due from banks increased $268.8 million, or 221.8%, to $390.1 million at September 30, 2021 from $121.2 million at December 31, 2020. The increase was primarily due to increases in deposit account balances driven by seasonal increases in municipal deposits, ongoing success attracting business account assets, and government efforts to increase liquidity in the economy.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,		At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$232,485	18.06%	$230,075	19.96%
Commercial real estate	840,204	65.25%	698,130	60.56%
Commercial real estate construction	50,587	3.93%	63,544	5.51%
Residential real estate	63,674	4.95%	57,941	5.03%
Home equity	13,175	1.02%	13,960	1.21%
Consumer	20,943	1.63%	20,114	1.74%
PPP loans	66,510	5.17%	68,974	5.98%
Total loans	1,287,578	100.00%	1,152,738	100.00%
Allowance for loan losses	18,041		16,172
Total loans, net	$1,269,537		$1,136,566

Net loans increased $133.0 million, or 11.7%, to $1.3 billion at September 30, 2021 from $1.1 billion at December 31, 2020 primarily due to an increase in commercial real estate loans. Commercial real estate loans increased $142.1 million, or 20.4%, to $840.2 million at September 30, 2021 from $698.1 million at December 31, 2020 primarily as a result of increased loan originations to new and existing customers during the second and third quarters of 2021, due to our strategic focus on geographic expansion in our market area as well as customer acquisitions stemming from industry consolidation. Commercial and industrial loans, including PPP loans, were unchanged at $299.0 million at September 30, 2021 and December 31, 2020.

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

The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $697,000 as of September 30, 2021 and $959,000 as of December 31, 2020. No PPP loans were considered non-performing at September 30, 2021 or December 31, 2020.

	At September 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$750	$—
Commercial real estate	1,064	1,345
Commercial real estate construction	—	—
Residential real estate	578	657
Home equity	50	—
Consumer	—	—
Total non-accrual loans	2,442	2,002
Accruing loans 90 days or more past due:
Commercial and industrial	215	457
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	28	2
Home equity	—	—
Consumer	413	61
Total accruing loans 90 days or more past due	656	520
Total non-performing loans	3,098	2,522
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$3,098	$2,522
Ratios:
Total non-performing loans to total loans	0.24%	0.22%
Total non-performing loans to total assets	0.14%	0.15%
Total non-performing assets to total assets	0.14%	0.15%

Non-performing loans at September 30, 2021 totaled $3.1 million and consisted primarily of $1.1 million of commercial real estate loans, $965,000 of commercial and industrial loans and $606,000 of residential real estate loans. We had no other real estate owned at September 30, 2021.

Non-performing assets increased $576,000, or 22.8%, to $3.1 million, or 0.14% of total assets, at September 30, 2021 from $2.5 million, or 0.15% of total assets, at December 31, 2020. The increase in non-performing assets at September 30, 2021 compared to December 31, 2020 was primarily due to a $750,000 non-accruing commercial and industrial loan.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the three and nine months ended September 30, 2021. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At September 30, 2021, six loans with aggregate balances of $13.8 million were considered troubled debt restructurings, but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, nine loans with aggregate balances of $15.0 million were considered troubled debt restructurings but were performing in accordance with their restructured terms for the requisite period of time to be returned to accrual status.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At September 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Classification of Assets:
Substandard	$31,626	$11,693
Doubtful	—	—
Loss	—	—
Total Classified Assets	$31,626	$11,693
Special Mention	$5,605	$7,187

On the basis of management’s review of our assets, we classified $31.6 million of our assets at September 30, 2021 as substandard compared to $11.7 million at December 31, 2020. We designated $5.6 million of our assets at September 30, 2021 as special mention compared to $7.2 million designated as special mention at December 31, 2020. The increase in substandard was the result of three currently performing relationships which showed some stress from the ongoing COVID-19 pandemic. One of these relationships, totaling $3.7 million was downgraded from special mention to substandard. This relationship consists of three loans, one of which is a commercial real estate loan in the amount of $3.6 million. The other relationship totaling $6.7 million was downgraded from watch to substandard. This relationship consists of two commercial real estate loans. Both of these relationships have collateral sufficient for recovery of our carrying amount. The final relationship, totaling $11.7 million, was downgraded from acceptable to substandard during the third quarter of 2021. The rating action was prompted by degradation in the underlying cash flow of the obligor and the resulting increased leverage observed during the first half of 2021 stemming from an increase in raw material costs, supply chain disruptions, and product quality issues. Notwithstanding the rating downgrade, the loan continues to perform and was not deemed impaired at September 30, 2021 given an expectation for full collectability of the loan commitment supported by an equity injection from the obligor and an expectation for the realization of margin improvement combined with pull-through revenues from delayed product launches.

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

The allowance for loan losses increased by $1.9 million, or 11.6%, to $18.0 million, or 1.40% of total loans (or 1.48% of total loans, excluding PPP loans), at September 30, 2021 from $16.2 million, or 1.40% of total loans (or 1.49% of total loans, excluding PPP loans), at December 31, 2020. The increase in the allowance for loan losses was primarily due to the growth in our commercial real estate loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	At or for the Nine Months Ended
	September 30,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$16,172	$12,275
Charge-offs:
Commercial and industrial	176	987
Commercial real estate	110	—
Commercial real estate construction	—	—
Residential real estate	—	51
Home equity	—	—
Consumer	8	25
PPP loans	—	—
Total charge-offs	294	1,063
Recoveries:
Commercial and industrial	182	9
Commercial real estate	73	3
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	25	7
Total recoveries	280	19
Net charge-offs (recoveries)	14	1,044
Provision for loan losses	1,883	3,725
Balance at end of period	$18,041	$14,956
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for loan losses to non-performing loans at end of period	582.37%	530.91%
Allowance for loan losses to total loans at end of period	1.40%	1.30%
Allowance for loan losses to total loans (excluding PPP Loans) at end of period	1.48%	1.38%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30, 2021		At December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$73,414	$73,290	$82,409	$83,421
Mortgage-backed securities	240,957	241,229	157,408	160,784
Corporate securities	20,087	20,433	10,603	10,627
Municipal securities	85,226	87,140	73,421	75,273
Total	$419,684	$422,092	$323,841	$330,105

Available for sale securities increased $92.0 million, or 27.9%, to $422.1 million at September 30, 2021 from $330.1 million at December 31, 2020, as mortgage-backed securities, issued by U.S. agencies, increased $80.4 million, municipal securities increased $11.9 million and corporate securities, primarily subordinated bank debt, increased $9.8 million, while U.S. Government agency securities decreased $10.1 million. This increase was primarily the result of using excess funds from our deposit growth during the nine months ended September 30, 2021 to increase our purchases of investment securities as described.

We did not have held-to-maturity securities at September 30, 2021 or December 31, 2020.

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

No impairment charges were recorded for the three and nine months ended September 30, 2021 and 2020.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At September 30, 2021			At December 31, 2020
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$714,707	36.62%	—	$521,093	34.99%	—
Interest bearing demand deposits	331,207	16.97%	0.10%	236,951	15.91%	0.15%
Money market deposits	645,125	33.05%	0.27%	483,044	32.43%	0.36%
Savings deposits	178,311	9.14%	0.12%	157,007	10.54%	0.12%
Certificates of deposit	82,558	4.23%	0.49%	91,199	6.12%	0.75%
Total	$1,951,908	100.00%	0.14%	$1,489,294	100.00%	0.20%

Total deposits increased $462.6 million, or 31.1%, to $2.0 billion at September 30, 2021 from $1.5 billion at December 31, 2020. We experienced increases in all deposit categories except certificates of deposit. Non-interest-bearing demand deposits increased $193.6 million, money market deposits increased $162.1 million, interest-bearing demand deposits increased $94.3 million and savings deposits increased $21.3 million during the first nine months of 2021 primarily related to business account activity, PPP loan proceeds and government liquidity efforts, combined with municipal deposit growth attributable to cyclical real estate tax collections. Our strategy remains focused on increasing business demand deposit accounts by offering our suite of cash management products. Certificates of deposit decreased $8.7 million, or 9.5%, to $82.6 million at September 30, 2021 from $91.2 million at December 31, 2020, largely due to our strategy to reduce higher cost certificates of deposit. At September 30, 2021, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 95.8% of our total deposits. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at September 30, 2021. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $14.3 million and $64.4 million, respectively, at September 30, 2021.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were zero at September 30, 2021. We have the capacity to borrow up to $368.7 million from the Federal Home Loan Bank of New York at September 30, 2021.

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

Stockholders’ Equity

Total stockholders’ equity increased $45.2 million to $180.6 million at September 30, 2021 from $135.4 million at December 31, 2020 due to the $34.6 million increase in surplus, reflecting the impact of the common stock offering completed during the third quarter of 2021, a $12.9 million net increase in retained earnings partially offset by a $3.0 million decline in accumulated other comprehensive income during the first nine months of 2021 resulting from a decrease in the fair market value of investments.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.8 million and $777,400 for the three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,154,748	$13,306	4.57%	$987,109	$11,565	4.66%
PPP loans	119,463	1,798	5.97%	67,879	626	3.67%
Investment securities available for sale	393,938	1,607	1.62%	313,101	1,382	1.76%
Cash and due from banks and other	320,692	126	0.16%	172,160	46	0.11%
Restricted stock	2,038	23	4.48%	1,446	18	4.87%
Total interest-earning assets	1,990,879	16,860	3.36%	1,541,695	13,636	3.52%
Noninterest-earning assets	88,228			76,059
Total assets	$2,079,107			$1,617,754
Interest-bearing liabilities:
Interest-bearing demand deposits	$296,463	82	0.11%	$214,793	111	0.21%
Money market deposits	627,289	451	0.29%	464,021	692	0.59%
Savings deposits	183,867	59	0.13%	128,487	65	0.20%
Certificates of deposit	84,580	117	0.55%	91,071	227	0.99%
Total interest-bearing deposits	1,192,199	709	0.24%	898,372	1,095	0.48%
FHLB Advances and other borrowings	3	—	0.26%	—	—	—%
Note payable	3,000	42	5.55%	3,000	42	5.57%
Subordinated notes	19,348	230	4.72%	—	17	—%
Total interest-bearing liabilities	1,214,550	981	0.32%	901,372	1,154	0.51%
Noninterest-bearing demand deposits	663,799			485,481
Other noninterest-bearing liabilities	18,273			16,147
Total liabilities	1,896,622			1,403,000
Total stockholders’ equity	182,485			214,755
Total liabilities and stockholders’ equity	$2,079,107			$1,617,755
Net interest income		$15,879			$12,482
Net interest rate spread(2)			3.04%			3.01%
Net interest-earning assets(3)	$776,329			$640,323
Net interest margin(4)			3.16%			3.22%
Average interest-earning assets to interest-bearing liabilities			163.9%			171.0%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,133,713	$38,192	4.50%	$959,102	$33,569	4.68%
PPP loans	107,040	4,172	5.21%	33,939	1,067	4.20%
Investment securities available for sale	365,669	4,621	1.69%	282,918	4,266	2.01%
Cash and due from banks and other	256,640	230	0.12%	121,299	254	0.28%
Restricted stock	1,780	65	4.88%	1,361	51	5.05%
Total interest-earning assets	1,864,842	47,280	3.39%	1,398,619	39,207	3.74%
Noninterest-earning assets	83,740			74,332
Total assets	$1,948,582			$1,472,951
Interest-bearing liabilities:
Interest-bearing demand deposits	$278,670	247	0.12%	$206,594	316	0.20%
Money market deposits	583,535	1,389	0.32%	433,957	2,148	0.66%
Savings deposits	171,449	164	0.13%	126,286	210	0.22%
Certificates of deposit	87,948	412	0.63%	89,638	762	1.14%
Total interest-bearing deposits	1,121,602	2,212	0.26%	856,475	3,436	0.54%
FHLB Advances and other borrowings	1	—	0.33%	773	10	1.77%
Note payable	3,000	126	5.62%	3,000	126	5.61%
Subordinated notes	19,668	690	4.69%	—	17	—%
Total interest-bearing liabilities	1,144,271	3,028	0.35%	860,248	3,589	0.56%
Noninterest-bearing demand deposits	615,090			429,391
Other noninterest-bearing liabilities	18,295			16,407
Total liabilities	1,777,656			1,306,046
Total stockholders’ equity	170,926			166,905
Total liabilities and stockholders’ equity	$1,948,582			$1,472,951
Net interest income		$44,252			$35,618
Net interest rate spread(2)			3.04%			3.19%
Net interest-earning assets(3)	$720,571			$538,371
Net interest margin(4)			3.17%			3.40%
Average interest-earning assets to interest-bearing liabilities			163.0%			162.6%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,964	$(223)	$1,741	$5,894	$(1,272)	$4,622
PPP loans	642	530	1,172	2,793	312	3,105
Investment securities available for sale	339	(114)	225	1,114	(759)	355
Cash and due from banks	52	28	80	176	(199)	(23)
Other	7	(1)	6	15	(2)	13
Total interest-earning assets	3,004	220	3,224	9,992	(1,920)	8,072
Interest-bearing liabilities:
Interest-bearing demand deposits	34	(63)	(29)	89	(158)	(69)
Money market deposits	194	(435)	(241)	586	(1,345)	(759)
Savings deposits	22	(28)	(6)	60	(107)	(47)
Certificates of deposit	(15)	(95)	(110)	(14)	(336)	(350)
Total interest-bearing deposits	235	(621)	(386)	721	(1,946)	(1,225)
Federal Home Loan Bank
advances	—	—	—	(10)	—	(10)
Note payable	—	—	—	—	—	—
Subordinated notes	230	(17)	213	690	(17)	673
Total interest-bearing liabilities	465	(638)	(173)	1,401	(1,963)	(562)
Change in net interest income	$2,539	$858	$3,397	$8,591	$43	$8,634

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount ($)	Percentage %	2021	2020	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$16,860	$13,636	$3,224	23.6%	$47,280	$39,207	$8,073	20.6%
Interest expense	980	1,154	(174)	(15.1)%	3,028	3,589	(561)	(15.6)%
Net interest income	15,880	12,482	3,398	27.2%	44,252	35,618	8,634	24.2%
Provision for loan losses	1,008	1,215	(207)	(17.0)%	1,883	3,725	(1,842)	(49.4)%
Noninterest income	3,028	2,845	183	6.4%	8,948	8,393	555	6.6%
Noninterest expense	10,940	10,489	451	4.3%	31,657	29,984	1,673	5.6%
Provision for income taxes	1,384	710	674	94.9%	3,866	2,033	1,833	90.2%
Net income	5,576	2,913	2,663	91.4%	15,794	8,269	7,525	91.0%

General. Net income increased $2.7 million, or 91.4%, to $5.6 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. The increase resulted from a $3.4 million increase in net interest income, a $183,000 increase in noninterest income and a $207,000 decrease in the provision for loan losses, which was partially offset by a $451,000 increase in noninterest expense and an increase of $674,000 in the provision for income taxes.

Net income increased $7.5 million, or 91.0%, to $15.8 million for the nine months ended September 30, 2021 from $7.5 million for the nine months ended September 30, 2020. The increase resulted from a $8.6 million increase in net interest income, a $555,000 increase in noninterest income and a $1.8 million decrease in the provision for loan losses, which was partially offset by a $1.7 million increase in noninterest expense and an increase of $1.8 million in the provision for income taxes.

Interest Income. Interest income increased $3.2 million, or 23.6%, to $16.9 million for the three months ended September 30, 2021 from $13.6 million for the three months ended September 30, 2020. This increase was the result of an increase in the average balance of interest-earning assets, which increased by $449.2 million, or 29.1%, to $2.0 billion for the three months ended September 30, 2021 from $1.5 billion for the three months ended September 30, 2020. Partially offsetting the increase in interest income was a decrease in the average yield on interest-earning assets of 16 basis points to 3.36% for the three months ended September 30, 2021 from 3.52% for the three months ended September 30, 2020.

Interest income on loans increased by $2.9 million, or 23.9%, to $15.1 million during the three months ended September 30, 2021 from $12.2 million during the three months ended September 30, 2020. The increase in interest income on loans was primarily due to increases in the average balance of loans and the average yield on loans. The average balance of loans increased by $219.0 million, or 20.8%, to $1.3 billion for the three months ended September 30, 2021 compared to $1.1 billion for the three months ended September 30, 2020. The average yield on loans increased by 10 basis points from 4.60% for the three months ended September 30, 2020 to 4.70% for the three months ended September 30, 2021. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate and commercial and industrial loans as well as our participation in the PPP loan program. The average yield on loans increased due to the impact of fees recognized on PPP loans. The effective rate on the PPP loans, including the impact of the deferred fees recognized, increased 230 basis points from 3.67% for the three months ended September 30, 2020 to 5.97% for the three months ended September 30, 2021.

Interest income on securities increased by $225,000, or 16.3%, to $1.6 million during the three months ended September 30, 2021 from $1.4 million during the three months ended September 30, 2020. The increase in interest income on securities was due to an increase in the average balance of securities, which was offset by a decrease in the average yield on securities. The average balance of securities increased by $80.8 million, or 25.8%, to $393.9 million for the three months ended September 30, 2021 compared to $313.1 million for the three months ended September 30, 2020. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities decreased by 14 basis points from 1.76% for the three months ended September 30, 2020 to 1.62% for the three months ended September 30, 2021. The decrease in the average yield on securities resulted from maturities of higher-yielding securities, which were replaced by lower-yielding investment securities as a result of the decrease in market interest rates since September 30, 2020.

Interest income increased $8.1 million, or 20.6%, to $47.3 million for the nine months ended September 30, 2021 from $39.2 million for the nine months ended September 30, 2020. This increase was the result of an increase in the average balance of interest-earning assets, which increased by $466.2 million, or 33.3%, to $1.9 billion for the nine months ended September 30, 2021 from $1.5 billion for the nine months ended September 30, 2020. Partially offsetting the increase in interest income was a decrease in the average yield on interest-earning assets of 35 basis points to 3.39% for the nine months ended September 30, 2021 from 3.74% for the nine months ended September 30, 2020.

Interest income on loans increased by $7.7 million, or 22.3%, to $42.4 million during the nine months ended September 30, 2021 from $34.6 million during the nine months ended September 30, 2020. The increase in interest income on loans was primarily due to the increase in the average balance of loans, which was partially offset by a decrease in the average yield on loans. The average balance of loans increased by $247.8 million, or 24.9%, to $1.2 billion for the nine months ended September 30, 2021 compared to $993.0 million for the nine months ended September 30, 2020. The average yield on loans decreased by nine basis points from 4.66% for the nine months ended September 30, 2020 to 4.57% for the nine months ended September 30, 2021. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate and commercial and industrial loans as well as our participation in the PPP loan program, whereas the average yield on loans decreased due to a decrease in market interest rates since September 30, 2020 for new loan originations and payoffs of higher rate loans as a result of the COVID-19 pandemic.

Interest income on securities increased by $356,000, or 8.3%, to $4.6 million during the nine months ended September 30, 2021 from $4.3 million during the nine months ended September 30, 2020. The increase in interest income on securities was due to an increase in the average balance of securities, which was offset by a decrease in the average yield on securities. The average balance of securities increased by $82.7 million, or 29.2%, to $365.7 million for the nine months ended September 30, 2021 compared to $282.9 million for the nine months ended September 30, 2020. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities decreased by 32 basis points from 2.01% for the nine months ended September 30, 2020 to 1.69% for the nine months ended September 30, 2021. The decrease in the average yield on securities resulted from maturities of higher-yielding securities, which were replaced by lower-yielding investment securities as a result of the decrease in market interest rates since September 30, 2020.

Interest Expense. Interest expense decreased $173,000, or 15.0%, to $981,000 for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. The decrease in interest expense was a result of decreased rates on interest-bearing liabilities, primarily deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 19 basis points to 0.32% during the three months ended September 30, 2021 as compared to the prior year period. The average balance of interest-bearing liabilities increased by $313.2 million, or 34.8%, to $1.2 billion for the three months ended September 30, 2021 compared to $901.4 million for the three months ended September 30, 2020.

Interest expense on interest-bearing deposits decreased by $386,000, or 35.2%, to $709,000 during the three months ended September 30, 2021 from $1.1 million during the three months ended September 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased 24 basis points to 0.24% during the three months ended September 30, 2021 as compared to the prior year period. The average balance of interest-bearing deposits increased by $293.8 million, or 32.7%, to $1.2 billion for the three months ended September 30, 2021 compared to $898.4 million for the three months ended September 30, 2020. The average cost of interest-bearing deposits decreased due to the decline in the interest rate environment as we reduced rates on savings, money market, demand deposit and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected the distribution of government stimulus funds and reduced spending by customers during the COVID-19 pandemic, along with our strategy to increase commercial deposit accounts of our customers.

We also incurred an additional $213,000 in interest expense for the three months ended September 30, 2021 as compared to the prior year period due to a full quarter of expense as a result of the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%.

Interest expense decreased $561,000, or 15.6%, to $3.0 million for the nine months ended September 30, 2021 from $3.6 million for the nine months ended September 30, 2020. The decrease in interest expense was a result of decreased rates on interest-bearing liabilities, primarily deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 21 basis points to 0.35% during the nine months ended September 30, 2021 as compared to the prior year period. The average balance of interest-bearing liabilities increased by $284.0 million, or 33.0%, to $1.1 billion for the nine months ended September 30, 2021 compared to $860.2 million for the nine months ended September 30, 2020.

Interest expense on interest-bearing deposits decreased by $1.2 million, or 35.6%, to $2.2 million during the nine months ended September 30, 2021 from $3.4 million during the nine months ended September 30, 2020. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased 28 basis points to 0.26% during the nine months ended September 30, 2021 as compared to the prior year period. The average balance of interest-bearing deposits increased by $265.1 million, or 31.0%, to $1.1 billion for the nine months ended September 30, 2021 compared to $856.5 million for the nine months ended September 30, 2020. The average cost of interest-bearing deposits decreased due to the decline in the interest rate environment as we reduced rates on savings, money market, demand deposit and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected the distribution of government stimulus funds and reduced spending by customers during the COVID-19 pandemic, along with our strategy to increase commercial deposit accounts of our customers.

We also incurred an additional $673,000 in interest expense for the nine months ended September 30, 2021 as compared to the prior year period due to a full nine month period of expense as a result of the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $3.4 million, or 27.2%, to $15.9 million for the three months ended September 30, 2021 from $12.5 million for the three months ended September 30, 2020 due to an increase in net interest-earning assets, partially offset by a decrease in net interest margin. Net interest-earning assets increased by $136.0 million to $776.3 million for the three months ended September 30, 2021 from $640.3 million for the three months ended September 30, 2020. Net interest rate spread increased by three basis points to 3.04% for the three months ended September 30, 2021 from 3.01% for the three months ended September 30, 2020, reflecting a 19 basis points decrease in the average rate paid on interest-bearing liabilities, offset by a 16 basis points decrease in the average yield on interest-earnings assets. The net interest margin decreased six basis points to 3.16% for the three months ended September 30, 2021 from 3.22% for the three months ended September 30, 2020 due to the sharp decrease in interest rates and liquidity injected into the banking system in response to the economic downturn caused by the COVID-19 pandemic.

Net interest income increased $8.6 million, or 24.2%, to $44.3 million for the nine months ended September 30, 2021 from $35.6 million for the nine months ended September 30, 2020 due to an increase in net interest-earning assets, partially offset by decreases in the net interest rate spread and net interest margin. Net interest-earning assets increased by $182.2 million to $720.6 million for the nine months ended September 30, 2021 from $538.4 million for the nine months ended September 30, 2020. Net interest rate spread decreased by 15 basis points to 3.04% for the nine months ended September 30, 2021 from 3.19% for the nine months ended September 30, 2020, reflecting a 35 basis points decrease in the average yield on interest-earnings assets, partially offset by a 21 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 23 basis points to 3.17% for the nine months ended September 30, 2021 from 3.40% for the nine months ended September 30, 2020 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Provision for Loan Losses. The Company recognized provisions for loan losses of $1.0 million and $1.9 million for the three and nine months ended September 30, 2021, respectively, compared to $1.2 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. The provisions during the three and nine months ended September 30, 2020 were elevated largely due to adjustments to qualitative factors relating to COVID-19 pandemic uncertainties. The lower provisions during 2021 also reflect the performance of our loan portfolio as demonstrated by the resumption of payments on loans coming off of deferral. Loans on deferral decreased from $111.3 million, or 10.3% of total loans at September 30, 2020, to $49,000, or 0.0% of loans at September 30, 2021. Loans that came off of deferral are performing as agreed. The allowance for loan losses to total loans was 1.40% as of September 30, 2021 as compared to 1.39% as of September 30, 2020. Excluding PPP loans, the ratio was 1.48% as of September 30, 2021 as compared to 1.51% as of September 30, 2020.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$166	$155	$11	7.1%	$499	$480	$19	4.0%
Trust income	1,230	1,001	229	22.9%	3,537	2,958	579	19.6%
Investment advisory income	1,176	1,061	115	10.8%	3,588	2,960	628	21.2%
Investment securities gains (losses)	—	218	(218)	(100.0)%	—	804	(804)	(100.0)%
Earnings on bank owned life insurance	209	173	36	20.8%	554	520	34	6.5%
Other	247	237	10	4.2%	770	671	99	14.8%
Total noninterest income	$3,028	$2,845	$183	6.4%	$8,948	$8,393	$555	6.6%

Noninterest income increased $183,000, or 6.4%, to $3.0 million for the three months ended September 30, 2021 from $2.8 million for the same period in 2020. Noninterest income was $8.9 million for the nine months ended September 30, 2021 compared to $8.4 million for the same period in 2020, an increase of $555,000, or 6.6%. The increase was a result of continued growth in the Bank’s trust operations and HVIA’s asset management activities. The average assets under management for the three months ended September 30, 2021 was $1.2 billion, $191.0 million greater than the same period last year. The average assets under management for the nine months ended September 30, 2021 was $1.2 billion, $194.1 million greater than the same period last year. The Company realized a gain on sale of securities in the third quarter of 2020 in the amount of $218,000 and $804,000 during the nine months ended September 30, 2020, both of which did not reoccur during the same periods in 2021.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries	$4,970	$4,508	$462	10.2%	$14,243	$13,327	$916	6.9%
Employee benefits	958	988	(30)	(3.0)%	2,960	3,242	(282)	(8.7)%
Occupancy expense	1,024	938	86	9.2%	2,956	2,810	146	5.2%
Professional fees	880	882	(2)	(0.2)%	2,810	2,457	353	14.4%
Directors’ fees and expenses	251	268	(17)	(6.3)%	745	837	(92)	(11.0)%
Computer software expense	1,120	986	134	13.6%	3,209	2,700	509	18.9%
FDIC assessment	333	243	90	37.0%	889	609	280	46.0%
Advertising expenses	297	277	20	7.2%	865	928	(63)	(6.8)%
Advisor expenses related to trust income	134	95	39	41.1%	395	338	57	16.9%
Telephone expenses	150	144	6	4.2%	420	413	7	1.7%
Intangible amortization	71	71	—	—	214	214	—	—
Other	752	1,089	(337)	(30.9)%	1,951	2,109	(158)	(7.5)%
Total noninterest expense	$10,940	$10,489	$451	4.3%	$31,657	$29,984	$1,673	5.6%

Noninterest expense was $10.9 million and $10.4 million during the third quarters of 2021 and 2020, respectively, an increase of $451,000, or 4.3%, and noninterest expense was $31.6 million for the nine months ended September 30, 2021, compared to $30.0 million for the same period in 2020, an increase of $1.7 million, or 5.6%. The increase in noninterest expense for the three and nine month periods ended September 30, 2021 was due to the Bank’s continued investment in growth. This investment was comprised primarily of increases in salaries, computer software expense and professional fees. Salaries increased primarily as a result of hiring additional employees, along with increased salaries in the normal course of business. Computer software expense increased as a result of our investment in loan credit processing and monitoring software, along with increased technology costs as a result of our loan growth. Professional fees increased primarily due to information technology support costs relating to our core processing conversion that will occur in November 2021, costs associated with a third-party manager of our investment portfolio and audit and accounting expenses due to enhancing audit procedures for the 2019 and 2020 audit of financial statements from generally accepted audit standards to Public Company Accounting Oversight Board standards in preparation for our initial public offering. We anticipate a one- time charge in noninterest expense related to computer software expense of approximately $900,000 during the fourth quarter of 2021 due to our core processing system conversion. Other expenses for the three months ended September 30, 2021 was less than the same period in 2020 primarily due to a trading error that was recognized during the third quarter of 2020. The efficiency ratio improved to 57.86% for the three months ended September 30, 2021 from 68.43% for the same period in 2020, and improved to 59.51% for the nine months ended September 30, 2021 from 68.13% for the nine months ended September 30, 2020.

Provision for Income Tax. The provision for income taxes for the three months ended September 30, 2021 was $1.4 million compared to $710,000 for the same period in 2020. The provision for income taxes for the nine months ended September 30, 2021 was $3.9 million compared to $2.0 million for the same period in 2020. The increase for both periods was due to the increase in income before income taxes. The effective tax rate for the three and nine month periods ended September 30, 2021 was 19.9% and 19.6%, versus 19.7% and 19.7%, respectively, for the same periods last year.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended September 30,
	2021			2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$15,880	$—	$15,880	$12,482	$—	$12,482
Noninterest income	622	2,406	3,028	783	2,062	2,845
Provision for loans loss	(1,008)	—	(1,008)	(1,215)	—	(1,215)
Noninterest expenses	(9,246)	(1,694)	(10,940)	(8,564)	(1,925)	(10,489)
Income tax expense	(1,234)	(150)	(1,384)	(681)	(29)	(710)
Net income	$5,014	$562	$5,576	$2,805	$108	$2,913

	For the Nine Months Ended September 30,
	2021			2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$44,252	$—	$44,252	$35,618	$—	$35,618
Noninterest income	1,823	7,125	8,948	2,475	5,918	8,393
Provision for loans loss	(1,883)	—	(1,883)	(3,725)	—	(3,725)
Noninterest expenses	(26,644)	(5,013)	(31,657)	(25,100)	(4,884)	(29,984)
Income tax expense	(3,422)	(444)	(3,866)	(1,816)	(217)	(2,033)
Net income	$14,126	$1,668	$15,794	$7,452	$817	$8,269

	At September 30, 2021			At December 31, 2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Assets under management and/or administration (AUM) (market value)	$—	$1,256,899	$1,256,899	$—	$1,189,119	$1,189,119
Total assets	$2,166,521	$8,708	$2,175,229	$1,656,517	$8,419	$1,664,936

The market value of assets under management and/or administration at September 30, 2021 was $1.3 billion, an increase of $67.8 million, or 5.7%. from December 31, 2020 This includes assets held at both Orange Bank & Trust Company and HVIA at September 30, 2021 and December 31, 2020. This increase primarily was due to successful business development and market value appreciation.

Our income related to our wealth management business segment, which we record as noninterest income, increased $344,000, or 16.7%, to $2.4 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. Our income related to our wealth management business segment, which we record as noninterest income, increased $1.2 million, or 20.4%, to $7.1 million for the nine months ended September 30, 2021 compared to $5.9 million for the nine months ended September 30, 2020. The increase was primarily due to our growth in assets under management and increase in market values of the assets under management and/or administration during the three and nine months ended September 30, 2021 as compared to the prior year periods.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $258,000 or 13.4%, to $1.7 million for the three months ended September 30, 2021 compared to $1.9 million for the three months ended September 30, 2020. The decrease in expenses was primarily due to a trading error expense that was recognized during the third quarter of 2020. Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $129,000 or 2.6%, to $5.0 million for the nine months ended September 30, 2021 compared to $4.8 million for the nine months ended September 30, 2020. The increase during the 2021 period was due to continued growth in our operations.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021 and December 31, 2020, cash and due from banks totaled $390.1 million and $121.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $422.1 million at September 30, 2021 and $330.1 million at December 31, 2020.

Certificates of deposit due within one year of September 30, 2021 totaled $73.1 million, or 88.6% of total certificates of deposit. At September 30, 2021, total certificates of deposit were $82.6 million, or 4.2% of total deposits. Certificates of deposit due within one year of December 31, 2020 totaled $74.8 million, or 82.0% of total certificates of deposit. At December 31, 2020, total certificates of deposit were $91.2 million, or 6.1% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2021, we had a total of $14.3 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2021, we had no outstanding advances and the ability to borrow up to $368.7 million. At September 30, 2021, we had a $4.7 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at September 30, 2021. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at September 30, 2021. There were no outstanding borrowings with ACBB at September 30, 2021.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $14.6 million and $8.6 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $240.3 million and $255.2 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $494.6 million and $481.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At September 30, 2021 and December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at September 30, 2021 and December 31, 2020.

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

At September 30, 2021, we had $299.3 million in loan commitments outstanding. We also had $8.2 million in standby letters of credit at September 30, 2021.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Expenses related to the offering were approximately $3.3 million, including $2.4 million paid to the Underwriters. Net proceeds of the offering were approximately $35.5 million. Orange County Bancorp contributed approximately $17.5 million of the net proceeds of the offering to the Bank and approximately $18.0 million of the net proceeds were retained by Orange County Bancorp. The net proceeds contributed to the Bank have been invested in cash and short-term instruments or loans. The net proceeds retained by Orange County Bancorp have been deposited with the Bank.

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

Date: November 9, 2021

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Peacock
Name:	Robert L. Peacock
Title:	Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)