Form 10-K
period 2021-12-31
Orange County Bancorp, Inc. /DE/
filed 2022-03-30
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-40711

ORANGE COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1135778
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
212 Dolson Avenue Middletown, New York	10940
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (845) 341-5000

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, Par Value $0.50 per Share	OBT	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $34.00 as of June 30, 2021 was $134.6 million.

As of March 25, 2022 there were 5,633,006 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;

•statements regarding our business plans, prospects, growth and operating strategies;

•statements regarding the quality of our loan and investment portfolios; and

•estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas and the effectiveness of vaccination programs, that are worse than expected;

•general economic conditions, either nationally or in our market areas, that are worse than expected;

•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•demand for loans and deposits in our market area;

•our ability to implement and change our business strategies;

•competition among depository and other financial institutions;

•inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•the rate of delinquencies and amounts of loans charged-off;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•adverse changes in the securities markets;

•fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•our ability to enter new markets successfully and capitalize on growth opportunities;

•our ability to capitalize on strategic opportunities;

•our ability to successfully introduce new products and services;

•our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•our ability to retain our existing customers;

•changes in consumer spending, borrowing and savings habits;

•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•changes in our organization, compensation and benefit plans;

•changes in the quality or composition of our loan or investment portfolios;

•a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;

•political instability or civil unrest;

•acts of war or terrorism;

•competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;

•the failure to attract and retain skilled people;

•the fiscal and monetary policies of the federal government and its agencies; and

•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

Further information on other factors that could affect us are included in the section captioned “Item 1A-Risk Factors.”

PART I

Item 1. Business

Overview

Orange County Bancorp, Inc. (the “Company”) is a bank holding company incorporated under Delaware law in 2007 and headquartered in Middletown, New York. Through its wholly owned subsidiaries, Orange Bank & Trust Company, a New York state-chartered trust company (the “Bank”) and Hudson Valley Investment Advisors, Inc., a registered investment advisor (“HVIA”), the Company offers full- service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. The Company’s main office is located at 212 Dolson Avenue, Middletown, New York 10940.

By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts. These activities, together with our 14 branch offices and one loan production office, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2021, the Company’s assets, loans, deposits and stockholders’ equity totaled $2.1 billion, $1.3 billion, $1.9 billion and $182.8 million, respectively. Orange Bank & Trust Company’s trust department and HVIA had a combined $1.3 billion in assets under management at December 31, 2021.

As a bank holding company, the Company is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”). We are required to file with the FRB reports and other information regarding our business operations and the business operations of our subsidiaries. As a state-chartered trust company that is a member of the Federal Reserve System, the Bank is subject to primary supervision, periodic examination and regulation by the New York State Department of Financial Services (the “NYSDFS”) and by the FRB as its primary federal regulator.

Business Segments

Business Banking. We are committed to serving as a community-oriented financial institution focused on small to medium-sized businesses, professionals, entrepreneurs and corporate executives. In addition, the Bank’s private banking service caters to the business and personal needs of high-net-worth individuals and business owners. We offer a full suite of financial products, including checking, savings and money market accounts, certificates of deposit and treasury management services.

The Company continues to successfully recruit seasoned lenders with expertise and proven track records in its historic and expanded operating markets. These lenders typically have long standing relationships with businesses in our local community, such as real estate developers and owners, enabling them to serve as trusted advisors across financial transactions and products.

The Company continues to enjoy particularly strong growth in its newer markets of Rockland and Westchester Counties, which offer significant growth potential as a function of market size and demographics, while Orange County continues to represent approximately 50% of the Bank’s deposits as of December 31, 2021.

Private Banking. In August 2017, following extensive research and planning, the Bank successfully launched its private banking initiative. This concierge-level service integrates and leverages all four of the Company’s core businesses — deposits, loans, asset management (through our investment adviser subsidiary HVIA) and trust and estate services — to provide dedicated, personalized attention to clients with larger, more complex banking needs who engage in significant business with us.

Trust & Wealth Management. Through the trust department of the Bank, we offer traditional trust and administration services to local clients and have a niche focus on Special Needs Trust and Guardianship service. Founded as “Orange County Trust and Safe Deposit Company” in 1892, trust services held a prominent role among our early business lines. This has evolved in intervening years, most explicitly in a name change to Orange Bank & Trust Company in 2016, and trust services remain a vital and vibrant part of our business today. As a measure of our ongoing commitment to trust services, we hired dedicated personnel with expertise in the unique requirements of the Special Needs Trust sub-sector for oversight of the division several years ago. This has resulted in meaningful revenue growth and profitability.

We offer asset management, financial planning and wealth management services through our wholly owned subsidiary, HVIA, an SEC registered investment advisor, which we acquired in November 2012. HVIA manages investments for institutional and high-net-worth individuals, which includes endowments, pension plans and not for profits, as well as sub-advisory investments. HVIA is in the process of expanding its product capabilities and expanding third party product distribution.

We recently launched the Orange Wealth Management initiative, which combines services offered by HVIA, our private bank and trust department in a coordinated strategy for growth. We believe that there may be significant cross-selling opportunities with our high-net-worth and business clients through this new platform.

Our History

Born of the vision of 14 founders, the Bank opened for business in May 1892 as Orange County Trust and Safe Deposit Company. In 2016 the Bank rebranded itself as Orange Bank & Trust Company to reflect its ambitions to expand in the Lower Hudson Valley region and the New York City metropolitan area. Some of the important highlights of our recent history include:

•	In 2012, the Company acquired HVIA, a registered investment advisor.
•	In 2018, the Company completed a private placement of its common stock raising $16.0 million in gross proceeds.
•	In 2020, the Company completed a private placement of subordinated debt of $20.0 million.
•	In August 2021, the Company completed an initial public offering (“IPO”) of its common stock resulting in gross proceeds of $38.5 million. The Company listed its shares on the Nasdaq Capital Market in connection with the IPO. During 2021, the Company surpassed $2.0 billion in consolidated assets for the first time.

Our Market Area

We define our operating area broadly as the Lower Hudson Valley, which includes diverse and economically distinct markets. Our active banking operations are located mainly in Orange, Westchester, Rockland and Bronx Counties in New York, which we refer to as our geographic footprint. We operate 14 full-service branches and one loan production office throughout our network. While most of our business takes place in these markets, we have grown relationships with several commercial clients operating outside our regional footprint.

Since 2013, we continue to leverage knowledge and relationships developed over our long history and our commitment to customer service across a strategically expanding footprint. This was formalized with the opening of new branch locations in Westchester and Rockland Counties in 2015, and has since driven meaningful market share growth in these markets. This includes compounded annual deposit growth of 30.9% and 33.9% for the Westchester and Rockland markets, respectively, during the three-year period ended December 31, 2021. More recently, we entered the strong growth market of Bronx, New York with a loan production office in November 2019 and a full-service branch in July 2021.

While focused on driving growth across all of our markets and product lines, we believe our expanded presence in Westchester and Rockland Counties will be the largest contributor to future asset growth due to the significant deposit base in the Lower Hudson Valley market. We have also opened a new branch in Nanuet, located in Rockland County, during the third quarter of 2021. We view all of our recent and location openings as natural and logical extensions for the Bank and consistent with our geographic footprint.

Our operating markets have demographic, economic and competitive dynamics that we believe are favorable to continued execution of our growth strategy:

Orange County. Orange County, located 60 miles from New York City, is an attractive and stable market. Our 130-year-operating history in the region provides us a strong foundation for growth and low- cost deposit funding. Economic activity in the region stems from local business activity and increasing support services to the New York metropolitan area. With a population estimated as of January 1, 2022 at 406,009 and a median household income of $89,135 as of the same date, the local economy is distinct and somewhat insulated from economic activity in New York City and Westchester County, and includes a growing number of service, warehousing, and logistical businesses. Recent developments in the region include significant population growth during the COVID-19 pandemic as professionals relocated away from urban markets.

Westchester and Rockland Counties. Westchester and Rockland serve as our primary growth markets, and we believe their combination of size, attractive demographics, strong growth characteristics, and economic diversity provide significant opportunities to grow our business. The Westchester and Rockland market area has a diversified economy typical of suburban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/ insurance/real estate and manufacturing. Services account for the largest employment sector across both counties, while wholesale/retail trade accounts for the second largest employment sector.

Westchester and Rockland Counties are large, wealthy markets with median household incomes of $112,150 and $110,625, respectively and a combined population of approximately 1,294,592, all estimated as of January 1, 2022. An unbalanced market of bigger banks, with only a few community banks, has created an attractive competitive landscape that has strengthened our reputation as a leading local bank for small businesses within this market area. We believe our market share relative to our size also provides the opportunity for long-term growth.

Bronx County. The Bronx market is densely populated with 1,439,809 residents estimated as of January 1, 2022 and has a diversified economy typical of most urban population centers. The majority of employment provided is by services, wholesale/retail trade and finance/ insurance/real estate with services accounting for the largest employment sector in the county. With a median household income of $38,588 estimated as of January 1, 2022, the Bronx is home to a significant number of health care & social assistance businesses and non-profit organizations. A persistent need for housing in the region generates constant growth through demand for construction lending and refinancing activity.

Our Business Strategy

Our goal is to build the premier business bank in the Lower Hudson Valley, primarily through organic growth of our client base. We focus on small to medium sized businesses (characterized as businesses with annual revenues of less than $50 million), attorneys and other professionals, and provide a broad range of banking services to businesses, high net worth individuals, business owners and retail customers. We believe the local economies in our geographic footprint offer us significant growth opportunities we can capitalize on through our focus on personalized service, and our ability to realize greater economies of scale than smaller community banks.

Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our modest beginning in 1892, our founders understood the Bank’s success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive the Company today, as we serve customers in

Orange, Rockland, and Westchester Counties and the Bronx through a network of 14 branches, one loan production office and approximately 200 employees. Our core competencies include familiarity with our clients and providing the highest quality services and solutions, enabling us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.

Derive Further Loan Growth Through Differentiated Service. We have consistently demonstrated our ability to generate robust loan growth and capture additional share in our operating markets. We have been able to do so based on strong client relationships and targeted development efforts. The majority of our loan growth comes from existing clients and referrals, with the latter resulting from our focus on key centers of influence in our communities, such as law firms and accounting practices. We also believe our senior management’s availability for consultation on a daily basis offers customers a quicker response time on loan applications and other transactions, as well as greater confidence that these transactions will close, than competitors, whose decisions, in some cases, are being made in distant headquarters. We believe this level of service also gives us a pricing advantage, often enabling us to obtain higher loan rates than our competitors, while still securing the business and client relationship.

Continue to Grow our Core Deposit Franchise. The strength of our deposit franchise is derived from our long-standing relationships with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for the growth of our loan portfolio. Core deposits (excluding time deposits) comprise 95.7% of our total funding, with a low cost of 0.12% for the year ended December 31, 2021. A key element of our strategy to enhance funding sources is our cash management services, which has helped our team expand the depth and efficiency of our product offerings, and is expected to contribute to profitability, account growth, and customer retention going forward. Additionally, by continuing to broaden our suite of business services, from sophisticated cash management to enhanced commercial lending, deposits and loans grew to $1.9 billion and $1.3 billion at year end 2021, up 28.5% and 12%, respectively, over year end 2020. We expect this growth to continue as the Bank continues to incorporate the tools our clients need to operate more efficiently and profitably. We also believe our strong commercial and public sector relationships will supplement our retail deposit base, further enhancing deposit growth and, ultimately, continued growth of our loan portfolio. Deposits from municipalities totaled $272.6 million, or 14.2%, of our total deposits at December 31, 2021. Municipal deposits grew by $74.1 million from $198.5 million at December 31, 2020.

Continue to Build Fee-Based Business. We have built a strong foundation of fee-based revenue through our trust services and wealth management businesses. Like our core banking business, our trust and advisory services have also achieved significant recent milestones, with combined assets under management (AUM) in the two groups reaching $1.3 billion at December 31, 2021. As we have successfully done with our banking business, we intend to expand HVIA’s services into Westchester and Rockland Counties. Additionally, our newest service, private banking, continued to grow in 2021 and now enables approximately 400 clients to fully leverage the resources and capabilities of our platform. Each of our fee- based businesses is run by an experienced team and has scalable infrastructure to support additional growth with little added expense. We believe our integrated approach to client relationships, growing market position and expanded service offerings will provide significant cross selling and new business opportunities going forward.

Capitalize on Market Disruption. We intend to continue to take advantage of recent economic disruption in our operating markets, which we believe has created an environment of underbanked customers. The acquisitions of competitors in these markets have also created opportunities to hire seasoned bankers who we believe can thrive under our business model and take advantage of customer dissatisfaction with large, less personalized banks and/or recently merged institutions. We have successfully employed this strategy in the past, hiring 37 experienced bankers from merged institutions and acquiring HVIA from Provident New York Bancorp in 2012.

We believe the ongoing reduction in the number of locally-managed community banks provides the opportunity for us to offer sophisticated banking products and services targeting small and middle market businesses, to expand our customer base, increase assets, and enhance profitability.

Strategic Expansion. While Orange County remains our home, ongoing investments in Rockland, Westchester and Bronx Counties continue to be significant drivers of our growth and profitability. Most recently, we entered the Bronx, New York market with a loan production office in 2019 and branch office in 2021. During third quarter 2021, we opened our newest branch office in Nanuet, Rockland County. We view these locations as natural and logical extensions of the Bank given our footprint and experience in the region. The exploration of new opportunities for expansion will remain a key initiative within the Company’s strategy.

Engage in Opportunistic M&A. We are currently focused on organic growth in our geographic markets and have no current plans or arrangements for acquisitions. We may, however, evaluate acquisitions that we believe could produce attractive returns for our stockholders. These could include fee-based businesses, whole bank or branch acquisitions that would improve our market position in geographies with attractive demographics and business trends, expand our existing branch network in existing markets, enhance our earnings power or product and service offerings, or expand our wealth management activities.

Lending Activities

General. Our principal lending activity has been the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, commercial real estate construction loans, residential real estate loans, home equity loans and consumer loans. Our customers are primarily small and medium- sized businesses, attorneys, and other professionals. The following table sets forth the composition of our loan portfolio by the type of loan at December 31, 2021:

	At December 31, 2021

	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$230,394	17.84%
Commercial real estate	852,707	66.03%
Commercial real estate construction	72,250	5.59%
Residential real estate	65,248	5.05%
Home equity	13,638	1.06%
Consumer	19,077	1.48%
PPP loans	38,114	2.95%
Total loans	1,291,428	100.00%
Allowance for loan losses	17,661
Total loans, net	$1,273,767

Commercial Real Estate Lending. As of December 31, 2021, we had $852.7 million in total commercial real estate loans, representing 66.0% of total loans. We originate loans to finance commercial real estate, primarily secured by commercial retail space, multifamily properties, office buildings and warehouses in our primary lending market. Generally, our commercial real estate loans have terms between five and ten years based on a 20 to 30 year amortization schedule, loan-to-value ratios of up to 75% of the appraised value of the property and are often credit enhanced by personal guarantees of the borrowers. Our typical commercial real estate loan has a three, five or seven-year fixed rate term which then adjusts at a margin above the FHLB of New York fixed rate advance index for the remainder of the term with a balloon payment due usually at the end of ten years. At December 31, 2021, 21.5% of our commercial real estate loans were for owner-occupied properties. At December 31, 2021, we had $171.4 million in loans secured by multifamily properties.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value, condition, and location of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service coverage ratio of at least 1.20x. All commercial real estate loans of $500,000 or more are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loans. All commercial real estate loans of more than $500,000 must have an environmental assessment completed.

Commercial real estate loans generally entail greater credit risks compared to one- to four-family mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.

Commercial and Industrial Lending. As of December 31, 2021, we had $230.4 million in commercial and industrial loans (excluding PPP loans), representing 17.8% of total loans. We originate commercial and industrial loans, consisting of short-term loans, lines of credit and term loans to businesses located in our primary lending market. These loans are used for various business purposes including the finance of machinery and equipment purchases, inventory and accounts receivable as well as real estate purchases.

Our commercial lines of credit are typically made with variable interest rates, which are tied to the Prime Rate of interest. Term loans generally consist of fixed-rate loans and are limited to seven-year terms. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, and the value of the collateral, accounts receivable, inventory and equipment. We also consider the business the borrower is in and the economic conditions affecting that business.

Commercial and industrial loans also include loans originated under the PPP, a specialized low-interest (1)% forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The Bank, as a qualified SBA lender, was authorized to originate PPP loans. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 501 PPP loans totaling $87.2 million during 2021 and originated 686 PPP loans totaling $85.5 million during 2020. Our balance of PPP loans at December 31, 2021 was $38.1 million, or 2.9% of total loans.

Commercial and industrial loans generally have a greater credit risk than one- to four-family mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made primarily on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Commercial Real Estate Construction Lending. As of December 31, 2021, we had $72.3 million in commercial real estate construction loans, representing 5.6% of total loans. We engage in commercial real estate construction lending, primarily for projects located within our primary lending market. Our commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans. These loans are generally secured by the subject property. Terms of construction loans depend on the specifics of the project such as the estimated time for completion, the planned construction costs and the prospective appraised value of those projects. At December 31, 2021, we have made commitments of $163.1 million of which $80.6 million has been drawn by our commercial real estate construction borrowers.

In underwriting commercial real estate construction loans, we perform a thorough analysis of the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies and market data.

Appraisals on properties securing commercial real estate construction loans we originated are performed by independent appraisers.

Commercial real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and uncertainties of construction costs.

Residential Real Estate Lending. As of December 31, 2021, we had $65.2 million in total residential real estate loans, representing 5.1% of total loans. In recent years, we have deemphasized the origination of residential real estate loans in our portfolio. We offer fixed-rate and adjustable-rate loans with terms up to a maximum of 20 years. The majority of our residential real estate loans are originated with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area.

In underwriting one- to four-family residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans we make are appraised by independent appraisers. We generally require borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. We have not engaged in sub-prime residential mortgage originations.

Home Equity Lending. As of December 31, 2021, we had $13.6 million in total home equity loans, representing 1.1% of total loans. We originate home equity lines of credit and closed-end loans. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area. Home equity lines and loans are secured by the borrower’s primary residence with a maximum loan-to-value ratio of 85% and a maximum term of 15 years on home equity loans and a 10 year draw period followed by a 15 year repayment period for home equity lines. Home equity loans adjust based on the Prime Rate.

In underwriting home equity lines and loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security.

Home equity lines and loans generally present a lower level of risk than other types of consumer loans because they are secured by a junior lien on the borrower’s primary residence. However, the subordinate nature of some home equity lines and loans may make these loans of higher risk than other residential real estate loans. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect the value of property securing the loan.

Consumer Lending. As of December 31, 2021, we had $19.1 million in consumer loans, representing 1.5% of total loans. We offer a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits as well as other types of consumer loans.

In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan is performed. The ability to repay is determined by the borrower’s employment history, current financial condition, and credit background.

Consumer loans may entail greater credit risk than do residential real estate loans particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Purchases, Participations and Sales. From time to time we purchase loans or participate in loans with other financial institutions to supplement our origination of loans. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We primarily participate in commercial real estate loans, including multi-family real estate loans, and in commercial and industrial loans. When we are not lead lender, we always follow our customary loan underwriting and approval procedures. As of December 31, 2021, the outstanding balances of our loan participations totaled $95.6 million, of which $88.2 million were commercial real estate loans, $5.0 million were commercial real estate construction loans, and $2.4 million were commercial and industrial loans. In May 2018, we joined a community bank lending network operated by BancAlliance which provides the opportunity to participate in commercial and industrial loans and lines of credit that are broadly syndicated to member banks and outside institutions. As of December 31, 2021, the outstanding balances of loans sourced through this program totaled $31.1 million, across seven distinct borrower relationships.

We also purchase whole loans from other lenders. Beginning in 2018, we have purchased commercial and industrial loans made to medical professionals throughout the U.S. such as to doctors and dentists secured by a blanket lien on their business assets from a national provider of such loans. We follow our customary loan underwriting and approval policies specific to these purchased loans. We purchase such loans under two programs. The first is a direct purchase with no guarantee (the “Direct Purchase Loans”), in which the loans are purchased at par with a put-back provision to the originator in the event of nonperformance. The second program carries a 50% guarantee from the seller (the “Partial Guaranteed Loans”) in which the loans are purchased at par. Because these loans are generally secured by business assets, they may be subject to a greater extent to the financial condition of the borrower than loans secured by real estate collateral. During the years ended December 31, 2021 and 2020, we purchased $3.2 million and $24.2 million of Direct Purchase Loans, respectively. During the years ended December 31, 2021 and 2020, we did not purchase any Partial Guaranteed Loans. As of December 31, 2021 and 2020, the aggregate balance of the purchased loans under these programs were $44.5 million and $55.6 million, respectively. During the year ended December 31, 2021, and 2020, we also purchased $5.0 million and $19.3 million, respectively, of loans from a partially guaranteed consumer loan program. As of December 31, 2021 and 2020, the aggregate balance of the purchased loans under this program was $15.1 million and $15.8million, respectively.

We generally do not sell loans and did not sell any loans during the years ended December 31, 2021 or 2020.

Credit Risk Management

We control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

Underwriting. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including but not limited to the following:

•understanding the borrower’s financial condition and ability to repay the loan;

•determining whether the borrower is a capable manager;

•understanding the specific purpose of the loan;

•verifying that the primary, secondary and tertiary sources of repayment are adequate in relation to the amount and structure of the loan;

•assessing the economic environment in which the loan would be granted; and

•ensuring that each loan is properly documented with perfected liens on collateral.

Loan Approval Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The approval of two out of three of the Chief Executive Officer, the Chief Lending Officer or the Executive Vice President-Rockland Regional President is generally required for lending relationships up to $1.0 million. Lending relationships of more than $1.0 million and up to $3.0 million must be approved by the Management Loan Committee. The Management Loan Committee consists of the Chief Executive Officer, the Chief Lending Officer, the Executive Vice President-Rockland Regional President, the Chief Financial Officer and the Chief Credit Officer. Lending relationships of more than $3.0 million and up to $15.0 million (the internal house limit) must be approved by the Directors Loan Committee which consists of four directors. The approval of our Board of Directors is required for all Regulation O loans, lending relationships greater than $15.0 million and up to and including the Bank’s legal lending limit and loans with more than three underwriting exceptions.

Loans to One Borrower Limit. In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2021, our regulatory limit on loans-to-one borrower was $48.3 million.

Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge- offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or special mention based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

Wealth Management Business Segment

Through HVIA and Orange Bank & Trust Company’s trust department, we offer a range of trust services, including managing customer investments, serving as custodian of customer assets, and providing fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. At December 31, 2021, we had $1.3 billion of assets under management in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Orange Bank & Trust Company or HVIA and therefore are not included in the consolidated balance sheets included in the Annual Report on Form 10-K. HVIA and Orange Bank & Trust Company’s trust department collectively had 42 full-time equivalent employees as of December 31, 2021 and revenue of $4.8 million or approximately 7.5% of our total revenues in 2021.

Investments

Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. We also use our investment portfolio to collateralize our municipal deposits. Our asset liability management committee, which consists of our President and Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Lending Officer, Trust Services Director and Controller and the Finance Committee of the board of directors, oversees our investing activities and strategies.

Our current investment policy authorizes us to invest in debt securities issued by the U.S. government and its agencies or government sponsored enterprises. In addition, management is authorized to invest in investment grade state and municipal obligations. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds and deposits in other insured institutions. We also are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

At December 31, 2021, we had a portfolio of investment securities available for sale which is reported at fair value and we held no investment securities that were not carried at fair value through earnings.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. As of December 31, 2021, we held $1.9 billion of total deposits. The following table sets forth our total deposit account balances, by account type, at December 31, 2021:

	At December 31, 2021
			Average
	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand accounts	$701,645	36.65%	—%
Interest bearing demand accounts	301,596	15.75%	0.11%
Money market accounts	615,111	32.13%	0.26%
Savings accounts	213,592	11.16%	0.14%
Certificates of Deposit	82,440	4.31%	0.46%
Total	$1,914,384	100.00%	0.14%

We obtain most of our deposits from individuals, attorneys and other professionals, small and medium- sized businesses and municipalities in our market. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known. We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, including a variety of remote deposit and cash management products along with commercial transaction accounts. We also provide online banking, mobile banking, and direct deposit services.

We offer a selection of deposit accounts, including demand accounts (interest-bearing and non-interest- bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2021, our core deposits (which includes all deposits except for certificates of deposit)

totaled $1.8 billion, or 95.7% of our total deposits, and our cost of funds on this stable funding source was 0.12% anchored by our noninterest bearing demand deposits which represented 36.7% of total deposits at December 31, 2021. We did not have any brokered deposits at December 31, 2021. Our CDARS and ICS deposits totaled $71.1 million at December 31, 2021.

We actively seek to obtain municipal deposits. At December 31, 2021, municipal deposits totaled $272.6 million or 14.2% of our total deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as county, village and town governments, school districts, fire departments and other municipalities. We solicit their operating and savings deposits. Municipal deposit accounts are generally collateralized by eligible government and government agency securities.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, two commercial banks and the Federal Reserve Bank discount window. Although we do not utilize borrowings as a significant funding source, we have from time to time utilized advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2021, we had $358.8 million of available borrowing capacity with the FHLB. On that date, we had no advances outstanding from the FHLB. The other borrowing lines are maintained primarily for contingency funding sources.

Competition

The banking business is highly competitive and we face strong competition from many other financial institutions. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders and consumer finance companies, including large national financial institutions that operate in our market. Our profitability depends in large part based upon our continued ability to successfully compete with these institutions for lending opportunities, deposit funds, financial products, bankers and potential acquisition targets.

We conduct business through 14 banking offices and one loan production office in Orange, Westchester, Rockland and Bronx Counties in New York. Many other commercial and community banks, savings institutions, credit unions and other financial institutions maintain a physical presence in our primary market area and some maintain only a virtual presence. Many of these competitors are larger than us, have significantly more resources, greater brand recognition and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements, and personal contacts, and we depend on our reputation as having greater personal service and the ability to make credit and other business decisions quicker than our competitors.

Personnel

As of December 31, 2021, we had 206 full-time equivalent employees at Orange County Bancorp, Orange Bank & Trust Company and HVIA, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

Orange Bank & Trust Company and HVIA are the only subsidiaries of Orange County Bancorp and there are no subsidiaries of Orange Bank & Trust Company and HVIA.

SUPERVISION AND REGULATION

General

The Bank is a trust company organized under the laws of the state of New York. It is a member of the Federal Reserve System and its deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the NYSDFS and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the CFPB, though, because it has less than $10 billion in total consolidated assets, the FRB and NYSDFS are responsible for examining and supervising the Bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Company is a bank holding company, due to its control of the Bank, and is therefore subject to the requirements of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB. Any change in the applicable laws and regulations could have a material adverse impact on the Company and the Bank and their operations and the Company’s stockholders.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street and Consumer Protection Act (“Dodd-Frank Act”). While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The following is a summary of some of the laws and regulations applicable to the Bank and the Company. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.

Bank Regulation

Loans and Investments

State commercial banks and trust companies have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank or trust company to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

Federal and state law and regulations limit the Bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. The NYSDFS classifies investment securities into five different types and, depending on its type, a state commercial bank or trust company may have the authority to deal in and underwrite the security. The NYSDFS has also permitted New York state member banks to purchase certain non-investment securities that can be reclassified and underwritten as loans.

Lending Standards and Guidance

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies that have been adopted.

The FDIC, the Office of the Comptroller of the Currency and the FRB have also jointly issued the “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Federal Deposit Insurance

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at the Bank.

Capitalization

The FRB regulations require state member banks, such as the Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of a common equity Tier 1 capital ratio, Tier 1 capital ratio and total capital to risk-weighted assets ratio of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital consists primarily of common stockholders’ equity and related surplus, plus retained earnings, less any amounts of goodwill, other intangible assets, and other items required to be deducted. Tier 1 capital consists primarily of common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital primarily includes capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans or are on non-accrual status and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2021.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio (“CBLR”) equal to the Tier 1 capital divided by the average total consolidated assets. Regulators have established the CBLR to be set at 8.5% through calendar year 2021 and 9% thereafter.

A Qualifying Community Bank that meets the CBLR is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and at December 31, 2021, the Bank’s capital exceeded all applicable requirements.

Safety and Soundness Standards

Each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired, and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third-party relationships (e.g., relationships under which the third-party provides services to the bank). The guidance generally requires the Bank to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the Bank.

Prompt Corrective Regulatory Action

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the revised capital standards. As described above, the Bank has not elected to follow the CBLR so the generally applicable prompt corrective action requirements remain applicable to the Bank. Under prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was classified as well capitalized at December 31, 2021.

State member banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e., fails to comply with any regulatory capital requirement) is subject to growth, capital distribution (including dividend) and other limitations, and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” bank is subject to additional restrictions. State member banks deemed by the FRB to be “critically undercapitalized” also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transactions outside the ordinary course of business after 60 days of obtaining such status, and are subject to the appointment of a receiver or conservator within 270 days after obtaining such status.

Dividends

Under federal and state law and applicable regulations, a state member bank may generally declare a dividend, without approval from the NYSDFS or FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. Dividends exceeding those amounts require application to and approval by the NYSDFS or FRB. To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.

Incentive Compensation Guidance

The FRB, OCC, FDIC and other federal banking agencies, and NYSDFS have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including state member banks and bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk- management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank and the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured depository institution and its affiliates, which includes the Company. The FRB has adopted Regulation W, which implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FRB has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus. There is an aggregate limit of 20% of the bank’s capital stock and surplus for such transactions with all affiliates. The term “covered transaction” includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any “low quality asset” from an affiliate unless certain conditions are satisfied. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to state member banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed 15% of the bank’s unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank’s loans to its executive officers may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the higher of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not involve more than a normal risk of repayment. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Enforcement

The NYSDFS and the FRB have extensive enforcement authority over state member banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The FRB may also appoint a conservator or receiver for a state member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices. Separately, the Superintendent of the NYSDFS also has the authority to appoint a receiver or liquidator of any state-chartered bank or trust company under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

Federal Reserve

Under federal law and regulations, the Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including the Bank, which maintain transaction accounts or non-personal time deposits. In March 2020, due to a change in its approach to monetary policy due to the COVID-19 pandemic, the FRB implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The FRB has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Examinations and Assessments

The Bank is required to file periodic reports with and is subject to periodic examination by the NYSDFS and FRB. Federal and state regulations generally require periodic on-site examinations for all depository institutions. The Bank is required to pay an annual assessment to the NYSDFS and FRB to fund the agencies’ operations.

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB examination, the Bank was rated “Satisfactory” with respect to its CRA compliance.

New York State Regulation

The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA rating received by the Bank is “Satisfactory.”

USA PATRIOT Act and Money Laundering

The Bank is subject to the Bank Secrecy Act (“BSA”), which incorporates several laws, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act and related regulations. The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

•Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the designation of a BSA officer; a training program; and independent testing;

•Filing of certain reports to Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;

•Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;

•In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;

•Monitoring account activity for suspicious transactions; and

•A heightened level of review for certain high-risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, for financial institutions engaging in a merger transaction, federal bank regulatory agencies must consider the effectiveness of the financial institution’s efforts to combat money laundering activities. The Bank has adopted policies and procedures to comply with these requirements.

Privacy Laws

The Bank is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require the Bank to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require the Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Consumer Finance Regulations

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. While the Bank is subject to the CFPB regulations, because it has less than $10 billion in total consolidated assets, the FRB and the NYSDFS are responsible for examining and supervising the Bank’s compliance with these consumer financial laws and regulations. In addition, the Bank is subject to certain state laws and regulations designed to protect consumers.

The Coronavirus Aid, Relief and Economic Security Act

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus disease (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%. The ratio increased to 8.5% for 2021 and reverts to 9% thereafter;

•The establishment of the PPP, a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic. The program ended in May 2021; and

•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has been subsequently been extended several times by federal mortgage-backing agencies.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

•The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;

•The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;

•Unfair or Deceptive Acts or Practices laws and regulations;

•The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:

•The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;

•The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•State unclaimed property or escheatment laws; and

•Cybersecurity regulations, including but not limited to those implemented by NYSDFS.

Holding Company Regulation

General

The Company, as a bank holding company controlling the Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by and required to submit reports to the FRB and must comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank.

Permissible Activities

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. The Company has not elected “financial holding company” status.

Capital

Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the for the Bank. Federal legislation, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the FRB has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the FRB have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies such as the Company with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the FRB.

Source of Strength

The FRB has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases

The FRB has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with FRB staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of Orange County Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Investment Advisory Regulations

We offer wealth management services through HVIA, a wholly owned subsidiary of Orange Bank & Trust Company. HVIA is registered investment advisor under the Investment Advisors Act of 1940, as amended, and as such, is supervised by the SEC. HVIA is also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

Federal Securities Laws

Orange County Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Orange County Bancorp, Inc. is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Orange County Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Orange County Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100.0 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Orange County Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non- voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to all other information in this Annual Report on Form 10-K, in evaluating an investment in our common stock.

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States, resulting in an unprecedented slow-down in economic activity. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•	the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	FDIC premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to Economic Conditions

A substantial portion of our business is in the New York City Metropolitan area and in Orange, Westchester and Rockland Counties in New York and, therefore, our business is particularly vulnerable to an economic downturn in our primary market area.

We primarily serve individuals, businesses and municipalities located in the New York City metropolitan area and in Orange, Westchester and Rockland Counties, New York. As of December 31, 2021, most of our loan portfolio was secured by real estate and other assets located in these areas in New York. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in these areas, or adverse changes in laws or regulations in New York due to the adverse effects of the COVID-19 pandemic or otherwise, could impact the credit quality of our assets, the businesses of our customers and ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2021, approximately $1.0 billion, or 77.7%, of our total loan portfolio was secured by real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York City metropolitan area and in Orange, Westchester and Rockland Counties and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the FRB has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact their ability to repay their loans with us.

Risks Related to Lending Activities

Our emphasis on commercial real estate loans involves risks that could adversely affect our financial condition and results of operations.

Our loan portfolio includes commercial real estate loans, primarily loans secured by commercial retail space, office buildings and multifamily properties. At December 31, 2021, our commercial real estate loans totaled $852.7 million, or

66.0%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, the adverse effects of the COVID-19 pandemic could adversely impact the value of the properties securing the loan or the revenue from the borrower’s business, thereby increasing the risk of non-performing loans. Moreover, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (the “FDIC”) and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 361% of our risk-based capital at December 31, 2021 and the outstanding balance of our commercial real estate loan portfolio has increased by 110% during the 36 months preceding December 31, 2021.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FRB, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, for reasons noted above or otherwise, our earnings would be adversely affected as would our earnings per share.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2021, $268.5 million, or 20.8% of our total loan portfolio, consisted of commercial and industrial loans (including PPP loans). Our commercial and industrial loans are collateralized by general business assets, including accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis.

Further, the repayment of commercial and industrial loans is dependent upon the degree of success of the borrower’s underlying business. The collateral securing such loans may decline in value more rapidly than we anticipate, or may be difficult to market, sell or appraise, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial and industrial loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. At December 31, 2021, our allowance for loan losses was 1.37% of total loans and 296.7% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and, as a result of such reviews, we may be required to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2021, our non-performing assets, which consist of non-performing loans and other real estate owned, were $6.0 million, or 0.46% of total assets. Our non-performing assets adversely affect our net income in various ways:

•we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;

•we must provide for probable loan losses through a current period charge to the provision for loan losses;

•non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

A portion of our loan portfolio consists of loan participations. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We participate in commercial real estate loans and commercial and industrial loans with other financial institutions from time to time in which we are not the lead lender. Our commercial real estate loan participations are limited to our geographic lending market which includes, the Hudson Valley, the New York City Metropolitan area, New Jersey and Connecticut. We also occasionally participate in commercial and industrial loans with other financial institutions in which we are not the lead lender. These loans are also limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2021, commercial real estate loan participations for which we were not the lead lender totaled $93.2 million, or 10.9% of our commercial real estate loan portfolio, and commercial and industrial loan participations for which we were not the lead lender totaled $2.3 million, or 0.86% of our commercial and industrial loan portfolio.

We underwrite each commercial real estate loan and commercial and industrial loan that we participate in and establish the loan classification and loan provision using the same criteria we use for loans we originate. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to service and to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2021, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

A portion of our loan portfolio consists of loan purchases we do not service which may have a higher risk of loss than loans we originate because these loans are secured by assets outside our primary market area.

We purchase commercial and industrial loans from time to time outside our market area. We have purchased loans primarily to the medical industry that are secured by UCC blanket liens on all business assets and are distributed throughout the United States. These loan purchases may have a higher risk of loss than loans we originate because they are located outside of our primary market area. All loans purchased are in compliance with our approved underwriting standards specific to purchased loans under this program. These loans may have a higher risk of loss as our decision regarding the classification of these loans and loan loss provisions associated with these loans are made in part based upon information provided by the servicer. At December 31, 2021, our purchased commercial and industrial loans totaled $44.6 million, or 3.5% of our loan portfolio and 16.6% of our commercial and industrial loan portfolio, none of which were delinquent 60 days or more. During the year ended December 31, 2020, we also purchased $4.9 million of loans from a partially guaranteed consumer loan program. As of December 31, 2021, the aggregate balance of the purchased loans under this program was $15.1 million or less than 1% of our loan portfolio. If our underwriting of these purchased loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Risks Related to Wealth Management

Involvement in wealth management creates risks associated with the industry.

At December 31, 2021, we had approximately $1.3 billion in assets under management. Our wealth management operations with HVIA and our trust and administration services provided through the Bank’s trust services department present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management and trust services operations. In addition, our wealth management and trust service operations are dependent on a small number of established financial advisors and other service providers, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

We may not be able to attract and retain wealth management clients.

Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The wealth management industry is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the

SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease- and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment’s operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Risks Related to Municipal Deposits

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2021, $272.6 million, or 14.2% of our total deposits, consisted of municipal deposits from local government entities such as county, village and town governments, school districts, fire departments and other municipalities, which are collateralized by investment securities. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

Risks Related to Our Growth Strategy

We may not be able to grow, and if we do we may have difficulty managing that growth.

Our business strategy is to continue to grow our assets and expand our operations, including through potential strategic acquisitions. While we continue to explore acquisition opportunities as they arise, there are no plans or arrangements to make any acquisitions in the near future. Our ability to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and to identify loan and investment opportunities as well as opportunities to generate fee-based income. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits at acceptable levels and upon terms acceptable to us. We also can provide no assurance that we will be successful in expanding our operations organically or through strategic acquisitions while managing the costs and implementation risks associated with this growth strategy.

We expect to continue to experience growth in the number of our employees and customers and the scope of our operations, but we may not be able to sustain our historical rate of growth or continue to grow our business at all. Our success will depend upon the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage our employees. In the event that we are unable to perform all these tasks and meet these challenges effectively, including continuing to attract core deposits, our operations, and consequently our earnings, could be adversely impacted.

Future acquisitions could disrupt our business and adversely affect our results of operations, financial condition and cash flows.

We may choose to expand by making acquisitions, including other financial institutions, branches or fee- based businesses, that could be material to our business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

•an acquisition may negatively affect our results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing shareholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Market Interest Rates

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most community banks, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest- earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

A continuation of the historically low interest rate environment and the possibility that we may access higher- cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment or an increase in our cost of funds may adversely affect our net interest margin and net interest income, which would have an adverse effect on our profitability.

Risks Related to Operations and Security

We face significant operational risks because the nature of the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

We rely on third party vendors, which could expose us to additional cybersecurity risks.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

We rely heavily on our executive management team and other key employees for our successful operation, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel at Orange Bank & Trust Company and HVIA, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel at Orange Bank & Trust Company or HVIA could have a material adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

In August 2021, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016 13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016 13 replaces the incurred loss model with a lifetime loss model, which is referred to as the current expected credit loss model, or CECL. CECL will become effective for us beginning January 1, 2023. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the reasonable and supportable forecasted economic conditions and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

Risks Related to Competitive Matters

We may be unable to successfully compete with others for business.

The area in which we operate is a highly competitive banking market. We compete for loans and deposits with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. The trust department of the Bank competes with national trust companies and local attorneys for fiduciary appointments. In addition, HVIA competes with a multitude of investment companies, from online providers to similarly structured investment advisors. Many competitors have substantially greater resources than we do. The differences in resources may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

The financial services industry could become even more competitive as a result of continuing legislative, regulatory and technological changes and continued industry consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can as well as better pricing for those products and services, as well as better pricing for those products and services than we can.

Risk Related to Laws and Regulations

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by the FRB and the NYSDFS. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and our depositors and not for the protection of our stockholders. Federal and state regulatory agencies have the ability to take supervisory actions against financial institutions that have experienced increased loan losses and exhibit underwriting or other compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that may place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios. The regulations also establish a “capital conservation buffer” of 2.5%, effectively resulting in the following minimum capital ratios after giving effect to the additional capital conservation buffer: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Additionally, if our consolidated assets increase to $3.0 billion or larger, the Company would be subject to consolidated holding company capital requirements similar to those applicable to Orange Bank & Trust Company. The application of such stringent capital requirements could, among other things, result in lower returns on equity, requiring the raising of additional capital, and resulting in regulatory actions constraining us from paying dividends or repurchasing shares if we are unable to comply with such requirements.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other federal and state fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau (“CFPB”), the United States Department of Justice, the NYSDFS and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including paying damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The Federal Reserve Board may require us to commit capital resources to support Orange Bank & Trust Company, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

Other Risks Related to Our Business

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Risks Related to an Investment in Our Common Stock

The price of our common stock could be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•general economic conditions and overall market fluctuations;

•actual or anticipated fluctuations in our quarterly or annual operating results;

•changes in accounting standards, policies, guidance, interpretations or principles;

•the public reaction to our press releases, our other public announcements and our filings with the SEC;

•changes in financial estimates and recommendations by securities analysts following our stock;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;

•the trading volume of our common stock;

•new technology used, or services offered, by competitors; and

•changes in business, legal or regulatory conditions, or other developments affecting the financial services industry, participants in our industry, and publicity regarding our business or any of our significant customers or competitors.

The realization of any of the risks described in Item 1A “Risk Factors” section could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market experiences extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance. We cannot predict the extent to which a more active trading market in our common stock may develop or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act;

•less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•exemptions from the requirements to hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies immediately after this offering, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company.

We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions. If, as a result, some investors find our common stock less attractive, there may be a less active trading market for our common stock, which could result in a reductions and greater volatility in the prices of our common stock.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

We are now subject to the reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. We anticipate that these costs will materially increase our general and administrative expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our Board of Directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Although we have paid a cash dividend for at least 38 consecutive years, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

Our principal business operations are conducted through our subsidiary, Orange Bank & Trust Company. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by Orange Bank & Trust Company to us. The ability of Orange Bank & Trust Company to pay dividends to us, as well as our ability to pay dividends to our stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

Our directors and executive officers and members of the Morrison family beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 10.9% of our outstanding shares of common stock as of December 31, 2021. To our knowledge, although there is no written agreement between members of the Morrison family to act in concert, relatives of director William D. Morrison and William D. Morrison beneficially owned collectively approximately 24.57% of our outstanding shares of common stock as of December 31, 2021. William D. Morrison beneficially owned approximately 0.96% of our outstanding shares of common stock as of December 31, 2021. As a result of this level of ownership, our directors and executive officers and members of the Morrison family have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers and members of the Morrison family may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Our common stock is subordinate to our existing and future indebtedness.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, and other non-equity claims on us, with respect to assets available to satisfy claims. In addition, the shares of common stock rank junior to the noteholders of the $20.0 million in subordinated debt that we issued in September 2020.

Our Certificate of Incorporation and Bylaws, and certain banking laws applicable to us, could have an anti- takeover effect that decreases our chances of being acquired, even if our acquisition is in our shareholders’ best interests.

Certain provisions of our Certificate of Incorporation and Bylaws, and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•enable our board of directors to increase the size of the board and fill the vacancies created by the increase;

•provide for the division of the board of directors into three staggered classes so that it would require replacing more than one class of directors to gain control of the board of directors;

•provide that directors may only be removed for cause and by a majority of the votes entitled to be cast;

•enable our board of directors to amend our Bylaws without shareholder approval, subject, however, to the general right of shareholders to change such action in accordance with pertinent sections of the Bylaws and Delaware General Corporation Law;

•require advance notice and certain ownership requirements for director nominations;

•require advance notice for shareholder proposals;

•require the request of record holders of at least 25% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•require a supermajority vote of the shareholders to approve a merger with a person owning 10% or more of the Company’s common stock, unless such merger is approved by a supermajority of unaffiliated members of the board of directors; and

•require prior regulatory application and approval of any transaction involving control of our organization.

The foregoing may discourage potential acquisition proposals and could delay or prevent a change in control.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a deposit account or other obligation of the Bank and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other governmental, public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We operate from our main office and 14 branch offices. We own our main office in Middletown, New York, and four branch offices located at North Street in Middletown, at Trust Way in Middletown, in Chester and in Montgomery, New York. We lease nine branch offices located in Goshen, Newburgh, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, and the Bronx, New York. Our most recent branch opening in Nanuet, New York is also being leased. The branches are leased under agreements that may be renewed for varying periods. In addition, HVIA operates from leased offices located in Goshen, New York. A leased loan production office was recently opened in White Plains, New York. At December 31, 2021, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $14.6 million.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2021, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Orange County Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “OBT” since August 5, 2021. At March 22, 2022, Orange County Bancorp, Inc. had approximately 199 stockholders of record.

Subject to prior approval from our board of directors and regulatory restrictions, we intend to continue the payment of a cash dividend of $0.20 per share on a quarterly basis to holders of our common stock. Our board of directors may change the amount of, or entirely eliminate the payment of, future dividends at its discretion, without notice to our stockholders. We are not obligated to pay dividends on our common stock. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

•our historical and projected financial condition, liquidity and results of operations;

•our capital levels and requirements;

•statutory and regulatory prohibitions and other limitations;

•any contractual restriction on our ability to pay cash dividends, including pursuant to the terms of any of our credit agreements or other borrowing arrangements;

•our business strategy;

•tax considerations;

•any acquisitions or potential acquisitions that we may examine;

•general economic conditions; and

•other factors deemed relevant by our board of directors.

As a Delaware corporation, we are subject to certain restrictions on dividends under Delaware General Corporation Law. Generally, Delaware law limits cash dividends to a corporation’s capital surplus or, if there is no capital surplus, the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policy provides that dividends should be paid only to the extent that the company’s new income for the past two years is sufficient to fund the dividends and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit a bank holding company from paying dividends if such payment is deemed to be an unsafe or unsound practice. See “Item 1 Business — Supervision and Regulation — Holding Company Regulation.”

Because we are a bank holding company, we are dependent upon the payment of dividends by Orange Bank & Trust Company and HVIA to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Orange Bank & Trust Company is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. A New York state member bank may generally declare a dividend, without approval from the NYSDFS or the FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income. The NYSDFS and the FRB have the authority to prohibit a New York trust company from paying dividends if such payment is deemed to be an unsafe or unsound practice. In addition, as a depository institution the deposits of which are insured by the FDIC, Orange Bank & Trust Company may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC or if in the FDIC’s opinion, the payment of dividends would constitute an unsafe or unsound practice. Orange Bank & Trust Company currently is not (and never has been) in default under any of its obligations to the FDIC. See “Item 1 Business — Supervision and Regulation — Bank Regulation — Dividends.” To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the capital rules described in “Item 1 Business — Supervision and Regulation — Bank Regulation — Capitalization.”

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2021.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the BHC Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship- based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 14 branches and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.3 billion in assets under management at December 31, 2021. As of December 31, 2021, our assets, loans, deposits and stockholders’ equity totaled $2.1 billion, $1.3 billion, $1.9 billion and $182.8 million, respectively.

Key Factors Affecting Our Business

COVID-19 . In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. As a result, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19.

Over the last two years, the governments of the State of New York and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers. As of December 31, 2021, most of these restrictions have been removed and businesses have re-opened, adhering to social distancing and disinfection guidelines. The direct and indirect effects of the COVID-19 pandemic resulted in dramatic reductions in the level of economic activity in our market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included a number of provisions that impacted our business, including accounting relief for troubled debt restructurings. Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who were, or may have been, unable to meet their contractual payment obligations because of the effects of COVID-19. Modifications included payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. Based on guidance in the CARES Act and recent COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructured classification under U.S. GAAP through the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the President of the United States terminates. The CARES Act also established the PPP through the U.S. Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements.

From a credit risk and lending perspective, we identified and assessed our COVID-19 related credit exposures based on asset class and borrower type. As of December 31, 2021, no specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities portfolio.

The long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future operations, revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. The extent to which residual effects of COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable.

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

The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by the FRB’s actions and market competition. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates, which are driven by market competition and market rates often impacted by the FRB’s actions. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.

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

Noninterest Expense. Noninterest expense includes salaries, employee benefits, occupancy, furniture and equipment expense, professional fees, directors’ fees and expenses, computer software expense, Federal deposit insurance assessment, advertising expenses, advisor expenses related to trust income and other expenses. In evaluating our level of noninterest expense we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing noninterest expense to net interest income plus noninterest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

Credit Quality. We have well established loan policies and underwriting practices that have resulted in very low levels of charge-offs and nonperforming assets. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

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

Regulatory Trends. We operate in a highly regulated environment and nearly all of our operations are subject to extensive regulation and supervision. Bank or securities regulators, Congress, the State of New York and the NYSDFS may revise the laws and regulations applicable to us, may impose new laws and regulations, increase the level of scrutiny of our business in the supervisory process, and pursue additional enforcement actions against financial institutions. Future legislative and regulatory changes such as these may increase our costs and have an adverse effect on our business, financial condition and results of operations. The legislative and regulatory trends that will affect us in the future are impossible to predict with any certainty.

Public Company Costs. We expect to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC, the FRB, the NYSDFS and Nasdaq, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations will increase our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Critical Accounting Estimates

A summary of our accounting policies is described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. These critical policies and their application are periodically reviewed with the Audit Committee and the board of directors.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			December 31, 2021
			vs.
	As of December 31,	As of December 31,	December 31, 2020
	2021	2020	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,142,583	1,664,936	477,647	28.7%
Cash and due from banks	306,179	121,232	184,947	152.6%
Loans, net	1,273,767	1,136,566	137,201	12.1%
Investment securities, available for sale	464,797	330,105	134,692	40.8%
Deposits	1,914,384	1,489,294	425,090	28.5%
Note payable	3,000	3,000	—	—%
Subordinated notes, net of issuance costs	19,376	19,323	53	0.3%
Stockholders’ Equity	182,836	135,423	47,413	35.0%

Assets. Our total assets were $2.1 billion at December 31, 2021, an increase of $477.6 million from $1.7 billion at December 31, 2020. The increase was primarily due to an increase in cash and due from banks of $184.9 million, or 152.6%, an increase in net loans of $137.2 million, or 12.1%, and an increase in securities available-for-sale of $134.7 million, or 40.8%. These increases reflected the strong growth of our loans particularly commercial real estate and deposits which increased our balance sheet liquidity during fiscal 2021.

Cash and due from banks. Cash and due from banks increased $184.9 million, or 152.6%, to $306.2 million at December 31, 2021 from $121.2 million at December 31, 2020. The increase resulted primarily from our deposit growth from the distribution of government stimulus funds, along with reduced spending by our customers during the COVID-19 pandemic, which exceeded our funding needs for new lending activities.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,		At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$230,394	17.84%	$230,075	19.96%
Commercial real estate	852,707	66.03%	698,130	60.56%
Commercial real estate construction	72,250	5.59%	63,544	5.51%
Residential real estate	65,248	5.05%	57,941	5.03%
Home equity	13,638	1.06%	13,960	1.21%
Consumer	19,077	1.48%	20,114	1.74%
PPP loans	38,114	2.95%	68,974	5.98%
Total loans	1,291,428	100.00%	1,152,738	100.00%
Allowance for loan losses	17,661		16,172
Total loans, net	$1,273,767		$1,136,566

Net loans increased $137.2 million, or 12.1%, to $1.3 billion at December 31, 2021 from $1.1 billion at December 31, 2020 primarily due to increases in commercial real estate loans, and commercial real estate construction loans. Commercial real estate loans increased $154.6 million, or 22.1%, to $852.7 million at December 31, 2021 from $698.1 million at December 31, 2020 primarily as a result of increased loan demand by our customers during the first quarter of

2021 due to increased economic activity in our market area, along with our strategy to expand commercial real estate lending in our market area. Commercial real estate construction loans increased $8.7 million, or 13.7%, to $72.3 million at December 31, 2021 from $63.5 million at December 31, 2020 reflecting the timing of funding certain projects and also our strategy to expand commercial real estate construction lending in our primary market areas. PPP loans decreased $30.9 million, or 44.7%, to $38.1 million at December 31, 2021 from $69.0 million at December 31, 2020 due to loan forgiveness by the SBA throughout 2021.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	Commercial		Commercial
	and	Commercial	Real Estate	Residential
Time to Reprice/Mature	Industrial	Real Estate	Construction	Real Estate	Home Equity	Consumer	Total

	(Dollar in thousands)
One year or less	$71,719	$12,626	$25,749	$3,732	$12	$13	$113,851
More than one year to five years	110,366	212,653	46,501	3,431	104	10,660	383,715
More than five years to fifteen years	83,552	622,036	—	27,635	1,995	8,296	743,514
After fifteen years	2,871	5,392	—	30,450	11,527	108	50,348
Total	$268,508	$852,707	$72,250	$65,248	$13,638	$19,077	$1,291,428

The following table sets forth the principal balance of fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022:

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
Commercial and industrial	$110,073	$86,012	$196,085
Commercial real estate	320,197	528,164	848,361
Commercial real estate construction	3,176	15,163	18,339
Residential real estate	56,218	5,421	61,639
Home equity	314	13,312	13,626
Consumer	15,433	3,267	18,700
Total loans	$505,411	$651,339	$1,156,750

At December 31, 2021, $545.1 million, or 83.7% of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. We had $465 in PPP loans delinquent at December 31, 2021 and no PPP loans delinquent at December 31, 2020. Loans granted deferrals pursuant to the CARES Act and related regulatory guidance issued by the federal banking regulators are not included.

	At December 31,
	2021			2020
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial and industrial	$541	$1,519	$720	$123	$201	$457
Commercial real estate	—	2,873	1,161	—	—	1,345
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	26	—	578	570	—	580
Home equity	—	58	50	—	—	—
Consumer	1,134	292	212	132	272	61
Total	$1,701	$4,742	$2,721	$825	$473	$2,443

The following table sets forth our loan delinquencies, including non-accrual loans, at the dates indicated as a percentage of loans for the corresponding types.

	At December 31,
	2021			2020
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	0.23%	0.66%	0.31%	0.04%	0.07%	0.15%
Commercial real estate	—	0.34	0.14%	—	—	0.19%
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	0.04%	—	0.89%	0.98%	—	1.00%
Home equity	—	0.43	0.37	—	—	—
Consumer	5.94%	1.53%	1.11%	0.66%	1.35%	0.30%
Total	0.13%	0.37%	0.21%	0.07%	0.04%	0.21%

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications included payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios.

The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $4.6 million and $2.0 million as of December 31, 2021 and December 31, 2020, respectively. No PPP loans were considered non-performing at December 31, 2021 or December 31, 2020.

	At December 31,	At December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial real estate	3,928	1,345
Commercial real estate construction	—	—
Residential real estate	578	657
Home equity	50	—
Consumer	4	—
Total non-accrual loans	4,560	2,002
Accruing loans 90 days or more past due:
Commercial and industrial	720	457
Commercial real estate	465	—
Commercial real estate construction	—	—
Residential real estate	—	2
Home equity	—	—
Consumer	208	61
Total accruing loans 90 days or more past due	1,393	520
Total non-performing loans	5,953	2,522
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$5,953	$2,522
Ratios:
Total non-performing loans to total loans	0.46%	0.22%
Total non-performing loans to total assets	0.28%	0.15%
Total non-performing assets to total assets	0.28%	0.15%

Non-accrual loans at December 31, 2021 totaled $4.6 million and consisted of $3.9 million of commercial real estate loans and $578 thousand of residential real estate loans. We had no other real estate owned at December 31, 2021.

Non-performing assets increased $3.4 million, or 136%, to $6.0 million, or 0.28% of total assets, at December 31, 2021 from $2.5 million, or 0.15% of total assets, at December 31, 2020. The increase in non- performing assets at December 31, 2021 compared to December 31, 2020 was primarily due to one commercial real estate loan in the amount of approximately $2.9 million which is currently under contract of sale and no loss is expected.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the years ended December 31, 2021 or December 31, 2020. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At December 31, 2021, there were eight loans with aggregate balances of $14.5 million were considered troubled debt restructurings, but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, nine loans with aggregate balances of $15.0 million were considered troubled debt restructurings but were performing in accordance with their restructured terms for the requisite period of time to be returned to accrual status.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At December 31,	At December 31,
	2021	2020

	(Dollars in thousands)
Classification of Assets:
Substandard	$29,593	$11,693
Doubtful	—	—
Loss	—	—
Total Classified Assets	$29,593	$11,693
Special Mention	$4,885	$7,187

On the basis of management’s review of our assets, we classified $29.6 million of our assets at December 31, 2021 as substandard compared to $11.7 million at December 31, 2020. We designated $4.9 million of our assets at December 31, 2021 as special mention compared to $7.2 million designated as special mention at December 31, 2020. The increase in classified assets at December 31, 2021 as compared to at December 31, 2020 was primarily the result of two commercial loans which experienced pandemic related stress during 2021. This migration is expected to be temporary and no loss is anticipated.

Allowance for Loan Losses

Please see “— Critical Accounting Estimates — Allowance for Loan Losses” for additional discussion of our allowance policy.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. As a result of the COVID-19 pandemic, during the year ended December 30, 2020, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations as a result of the effects of the COVID-19 pandemic. During 2021 certain qualitative factors associated with changing risks related to local and national economic conditions as well as industry concentrations were also effected. The allowance for loan losses is maintained at a level that represents management’s best estimate of incurred losses inherent in the loan portfolio. In addition, the FRB and the NYSDFS, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or for the Year Ended
	December 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of year	$16,172	$12,275
Charge-offs:
Commercial and industrial	942	1,239
Commercial real estate	—	219
Commercial real estate construction	—	—
Residential real estate	11	51
Home equity	—	—
Consumer	314	28
PPP loans	—	—
Total charge-offs	1,267	1,537
Recoveries:
Commercial and industrial	220	10
Commercial real estate	75	4
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	33	7
Total recoveries	328	21
Net charge-offs (recoveries)	939	1,516
Provision for loan losses	2,428	5,413
Balance at end of year	$17,661	$16,172
Ratios:
Net charge-offs to average loans outstanding	0.08%	0.15%
Allowance for loan losses to non-performing loans at end of year	296.67%	641.23%
Allowance for loan losses to total loans at end of year	1.37%	1.40%
Allowance for loan losses to total loans (excluding PPP Loans) at end of year	1.41%	1.49%

The following table presents the summary of Net charge-offs (recovery) to average loans outstanding by loan type for the years presented:

	Years ended December 31,
	2021	2020

Net charge-offs to average loans outstanding	0.08%	0.11%
Broken down by loan type as follows, excluding PPP:
Commercial and Industrial	0.06%	0.10%
Commercial real estate	(0.01)%	0.00%
Commercial real estate construction	0.00%	0.00%
Residential real estate	0.00%	0.01%
Home equity	0.00%	0.00%
Consumer	0.02%	0.00%

The allowance for loan losses increased by $1.5 million, or 9.2%, to $17.7 million, or 1.37% of total loans (or 1.41% of total loans, excluding PPP loans), at December 31, 2021 from $16.2 million, or 1.40% of total loans (or 1.49% of total loans, excluding PPP loans), at December 31, 2020. The increase in the allowance for loan losses for 2021 was primarily due to the growth in our commercial real estate and commercial real estate construction loan segments, as well as an adjustment of certain qualitative factors in 2021 to take into account the changing dynamics of the COVID-19 pandemic on economic conditions as well as current economic and regulatory conditions and borrowers’ ability to repay loans. The following tables set forth the allowance for loan losses allocated by loan category at the dates indicated.

	At December 31,
	2021			2020
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance to	Category to		Allowance to	Category to
	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

	(Dollars in thousands)
Commercial and industrial(1)	$4,901	27.75%	20.79%	$4,795	29.65%	25.94%
Commercial real estate	11,183	63.32%	66.03%	9,782	60.49%	60.56%
Commercial real estate	—
construction	1,024	5.80%	5.59%	801	4.95%	5.51%
Residential real estate	213	1.21%	5.05%	381	2.36%	5.03%
Home equity	80	0.45%	1.06%	77	0.48%	1.21%
Consumer	260	1.47%	1.48%	336	2.08%	1.74%
Total allocated allowance	17,661	100.00%	100.00%	16,172	100.00%	100.00%
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$17,661	100.00%	100.00%	$16,172	100.00%	100.00%
(1)	PPP loans are included within this portfolio; however, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio as the dates periods indicated.

	At December 31, 2021		At December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$80,596	$79,706	$82,409	$83,421
Mortgage-backed securities	272,931	270,432	157,408	160,784
Corporate securities	20,081	20,211	10,603	10,627
Municipal securities	92,545	94,448	73,421	75,273
Total	$466,153	$464,797	$323,841	$330,105

Available for sale securities increased $134.7 million, or 40.8%, to $464.8 million at December 31, 2021 from $330.1 million at December 31, 2020, as mortgage-backed securities increased $109.6 million, municipal securities increased $19.2 million and corporate securities increased $9.6 million, while U.S. Government agency securities decreased $3.7 million. This overall increase was primarily the result of using excess funds from our deposit growth during 2021 to increase our purchases of mortgage-backed securities, corporate securities and municipal securities.

We did not have held-to-maturity investments at December 31, 2021 or December 31, 2020.

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

No impairment charges were recorded for the years ended December 31, 2021, and 2020.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At December 31, 2021			At December 31, 2020
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$701,645	36.65%	—	$521,093	34.99%	—
Interest bearing demand deposits	301,596	15.75%	0.11%	236,951	15.91%	0.15%
Money market deposits	615,111	32.13%	0.26%	483,044	32.44%	0.36%
Savings deposits	213,592	11.16%	0.14%	157,007	10.54%	0.12%
Certificates of deposit	82,440	4.31%	0.46%	91,199	6.12%	0.75%
Total	$1,914,384	100.00%	0.14%	$1,489,294	100.00%	0.20%

Total deposits increased $425.1 million, or 28.5%, to $1.9 billion at December 31, 2021 from $1.5 billion at December 31, 2020. We experienced increases in all deposit categories except certificates of deposit, as money market deposits increased $132.0 million, non-interest-bearing demand deposits increased $180.6 million and interest-bearing demand deposits increased $64.6 million primarily due to the deposit of government stimulus funds and reduced spending by customers during the COVID-19 pandemic, along with our strategy to increase commercial deposit accounts of our customers. Our strategy remains focused on increasing business demand deposit accounts by offering our suite of cash management products. Certificates of deposit decreased $8.8 million, or 9.6% to $82.4 million at December 31, 2021 from $91.2 million at December 31, 2020, largely due to our strategy to reduce higher cost certificates of deposit. At December 31, 2021, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.8 billion, or 95.7% of our total deposits. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2021. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $14.6 million and $56.6 million, respectively, at December 31, 2021.

As of December 31, 2021 and December 31, 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.1 billion and $653.9 million, respectively. In addition, as of December 31, 2021, the aggregate amount of all our uninsured certificates of deposit was $23.9 million. The following table sets forth the maturity of these uninsured certificates of deposit as of December 31, 2021.

At December 31, 2021
(In thousands)
Maturing period:
Three months or less	$12,618
Over three months through six months	6,010
Over six months through twelve months	4,425
Over twelve months	806
Total	$23,859

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were zero at December 31, 2021 and 2020. We have the capacity to borrow up to $358.8 million from the Federal Home Loan Bank of New York at December 31, 2021.

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

Stockholders’ Equity

Total stockholders’ equity increased $47.4 million, or 35.0%, to $182.8 million at December 31, 2021, from $135.4 million at December 31, 2020. The increase was primarily due to the $35.3 million in net proceeds from our IPO and net income of $21.3 million for the year ended December 31, 2021, partially offset by a $5.3 million decrease in accumulated other comprehensive income (loss) due to a decrease in the fair market value of our securities available-for-sale during 2021 and dividend payments of approximately $4.0 million.

Average Balance Sheet and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021 and 2020. No tax equivalent yield adjustments have been made as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Deferred loan fees totaled $4.2 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

	For the Year Ended December 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,162,536	$52,418	4.51%	$963,388	$45,488	4.72%
PPP loans	87,438	5,106	5.84%	59,155	2,034	3.44%
Investment securities available for sale	382,391	6,444	1.69%	295,303	5,575	1.89%
Cash and due from banks and other	282,804	372	0.13%	132,840	294	0.22%
Restricted stock	1,978	89	4.50%	1,405	70	4.98%
Total interest-earning assets	1,917,147	64,429	3.36%	1,452,091	53,461	3.68%
Noninterest-earning assets	84,465			74,803
Total assets	$2,001,612			$1,526,894
Interest-bearing liabilities:
Interest-bearing demand deposits	$286,112	333	0.12%	$214,012	414	0.19%
Money market deposits	613,865	1,805	0.29%	480,149	2,709	0.56%
Savings deposits	178,551	231	0.13%	137,906	266	0.19%
Certificates of deposit	86,516	511	0.59%	90,232	917	1.02%
Total interest-bearing deposits	1,165,044	2,881	0.25%	922,299	4,306	0.47%
FHLB Advances and other borrowings	—	—	—%	579	10	1.77%
Note payable	3,000	168	5.60%	3,000	160	5.35%
Subordinated notes	19,517	919	4.71%	5,082	246	4.82%
Total interest-bearing liabilities	1,187,561	3,968	0.33%	930,960	4,722	0.51%
Noninterest-bearing demand deposits	639,791			449,454
Other noninterest-bearing liabilities	18,829			16,968
Total liabilities	1,846,181			1,397,382
Total stockholders’ equity	155,431			129,513
Total liabilities and stockholders’ equity	$2,001,612			$1,526,895
Net interest income		$60,461			$48,739
Net interest rate spread(1)			3.03%			3.17%
Net interest-earning assets(2)	$729,586			$521,131
Net interest margin(3)			3.15%			3.36%
Average interest-earning assets to interest-bearing liabilities			161.4%			156.0%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities for the years indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior year’s rate); (2) changes attributable to rate (change in rate multiplied by the prior year’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	Year Ended December 31,
	2021 vs. 2020
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$8,979	$(2,049)	$6,930
PPP loans	1,652	1,420	3,072
Investment securities available for sale	1,468	(599)	869
Cash and due from banks	198	(119)	79
Other	26	(7)	19
Total interest-earning assets	12,323	(1,354)	10,969
Interest-bearing liabilities:
Interest-bearing demand deposits	84	(165)	(81)
Money market deposits	393	(1,297)	(904)
Savings deposits	52	(87)	(35)
Certificates of deposit	(22)	(384)	(406)
Total interest-bearing deposits	507	(1,933)	(1,426)
Federal Home Loan Bank
advances	(2)	(8)	(10)
Note payable	—	8	8
Subordinated notes	680	(6)	674
Total interest-bearing liabilities	1,185	(1,939)	(754)
Change in net interest income	$11,138	$585	$11,723

Results of Operations for the Years Ended December 31, 2021 and 2020

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Year Ended December 31,
			Change
	2021	2020	Amount ($)	Percentage %
Interest income	$64,429	$53,461	$10,968	20.5%
Interest expense	3,968	4,722	(754)	(16.0)%
Net interest income	60,461	48,739	11,722	24.1%
Provision for loan losses	2,428	5,413	(2,985)	(55.1)%
Noninterest income	12,102	11,423	679	5.9%
Noninterest expense	43,458	40,231	3,227	8.0%
Provision for income taxes	5,390	2,839	2,551	89.9%
Net income	21,287	11,679	9,608	82.3%

General. Net income increased $9.6 million, or 82.3%, to $21.3 million for the year ended December 31, 2021 from $11.7 million for the year ended December 31, 2020. The increase was mainly driven by an $11.7 million increase in net interest income and a $3.0 million decrease in the provision for loan losses, which were partially offset by a $3.2 million increase in noninterest expense.

Interest Income. Interest income increased $11.0 million, or 20.5%, to $64.4 million for the year ended December 31, 2021 from $53.5 million for the year ended December 31, 2020. This increase was the result of an increase in our average interest-earning assets which increased by $465.1 million, or 32.0%, to $1.9 billion for the year ended December 31, 2021 compared to $1.5 billion for the year ended December 31, 2020. Partially offsetting the increase in interest income was a decrease in the average yield on interest earning assets of 32 basis points to 3.36% during the year ended December 31, 2021 from 3.68% for the year ended December 31, 2020.

Interest income on loans increased by $10.0 million, or 21.1%, to $57.5 million during the year ended December 31, 2021 from $47.5 million during the year ended December 31, 2020. The increase in interest income on loans was primarily due to the increase in the average balance of loans (excluding PPP loans), which was offset by a decrease in the average yield on loans. The average balance of loans increased by $199.1 million, or 20.7%, to $1.2 billion for the year ended December 31, 2021 compared to $963.4 million for the year ended December 31, 2020. The average yield on loans decreased by 21 basis points from 4.72% for the year ended December 31, 2020 to 4.51% for the year ended December 31, 2021. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate and commercial and industrial loans, whereas the average yield on loans decreased due to a decrease in market interest rates since December 31, 2020 for new loan originations and payoffs of higher rate loans as a result of the current low interest rate environment.

Interest income on securities increased by $869,000, or 15.6%, to $6.4 million during the year ended December 31, 2021 from $5.6 million during the year ended December 31, 2020. The increase in interest income on securities was due to an increase in the average balance of securities, which was partially offset by a decrease in the average yield on securities. The average balance of securities increased by $87.1 million, or 29.5%, to $382.4 million for the year ended December 31, 2021 compared to $295.3 million for the year ended December 31, 2020. The increase in the average balance of securities was due to purchases of various securities with our excess liquidity. The average yield on securities decreased by 20 basis points from 1.89% for the year ended December 31, 2020 to 1.69% for the year ended December 31, 2021. The decrease in the average yield on securities resulted from maturities of higher-yielding securities which were replaced by significantly lower-yielding investment securities as a result of the decrease in market interest rates.

Interest income on cash and due from banks and other increased $78,000, or 26.5%, to $372,000 for the year ended December 31, 2021 from $294,000 for the year ended December 31, 2020. The increase in interest income from cash and due from banks and other was attributable to an increase in the average balance of cash and due from banks and other of $150.0 million, or 113.0%, to $282.8 million in 2021 from $132.8 million in 2020 partially offset by a decrease in the average yield on cash and due from banks and other of nine basis points to 0.13% for 2021 from 0.22% for 2020 as a result of the decrease in short-term market interest rates since December 31, 2020.

Interest Expense. Interest expense decreased $754,000, or 16.0%, to $4.0 million for the year ended December 31, 2021 from $4.7 million for the year ended December 31, 2020. The decrease in interest expense was a result of the continued decrease in rates on interest-bearing liabilities, primarily deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 18 basis points to 0.33% during the year ended December 31, 2021 from 0.51% for the year ended December 31, 2020. The average balance of interest-bearing liabilities increased by $256.6 million, or 27.6%, to $1.2 billion for the year ended December 31, 2021 compared to $931.0 million for the year ended December 31, 2020.

Interest expense on interest-bearing deposits decreased by $1.4 million, or 15.7%, to $2.9 million during the year ended December 31, 2021 from $4.3 million during the year ended December 31, 2020. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased 22 basis points to 0.25% during the year ended December 31, 2021. The average balance of interest-bearing deposits increased by $242.7 million, or 26.3%, to $1.2 billion for the year ended December 31, 2021 compared to $922.3 million for the year ended December 31, 2020. The average cost of interest-bearing deposits decreased due to the decline in the interest rate environment as we reduced rates on savings, money market, demand deposit and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected the distribution of government stimulus funds and reduced spending by customers during the COVID-19 pandemic, along with our strategy to increase commercial deposit accounts of our customers.

Interest expense on Federal Home Loan Bank borrowings decreased from $10,000 for the year ended December 31, 2020 to $0 for the year ended December 31, 2021. The decrease in interest expense on borrowed funds was primarily due to the payoff of the Federal Home Loan Bank advances from approximately $579,000 during the year ended December 31, 2020 compared to $0 outstanding during the year ended December 31, 2021. We also incurred an additional $919,000 in interest expense for the year ended December 31, 2021 as compared to $246,000 for the year ended December 31, 2020 due to the issuance in September 2020 of $20.0 million in outstanding subordinated notes which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $11.7 million, or 24.1%, to $60.5 million for the year ended December 31, 2021 from $48.7 million for the year ended December 31, 2020 due to an increase in net interest-earning assets, partially offset by decreases in the net interest rate spread and net interest margin. Net interest-earning assets increased by $208.5 million to $729.6 million for the year ended December 31, 2021 from $521.1 million for the year ended December 31, 2020. Net interest rate spread decreased by 15 basis points to 3.03% for the year ended December 31, 2021 from 3.18% for the year ended December 31, 2020, reflecting a 32 basis points decrease in the average yield on interest-earnings assets, partially offset by an 18 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin decreased 21 basis points to 3.15% for the year ended December 31, 2021 from 3.36% for the year ended December 31, 2020 due to the decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Provision for Loan Losses. Our provision for loan losses was $2.4 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020. The decrease in the provision for loan losses was primarily due to the lessening effect of the COVID-19 pandemic in 2021 as compared to the previous year offset by the growth in the loan portfolio during 2021. The allowance for loan losses was $17.7 million, or 1.37%, of loans outstanding at December 31, 2021 compared to $16.2 million, or 1.40%, of loans outstanding at December 31, 2020.

Noninterest Income. Noninterest income information is as follows:

	Year Ended December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$638	$682	$(44)	(6.5)%
Trust income	4,788	4,074	714	17.5%
Investment advisory income	4,853	4,105	748	18.2%
Investment securities gains (losses)	—	804	(804)	467.1%
Earnings on BOLI	793	702	91	13.0%
Other	1,030	1,056	(26)	(2.5)%
Total noninterest income	$12,102	$11,423	$679	5.9%

Noninterest income increased by $679 thousand, or 5.9%, to $12.1 million for the year ended December 31, 2021 from $11.4 million for the year ended December 31, 2020. The increase in noninterest income in the year ended December 31, 2021 was primarily due to increases in income from investments held in trust, and investment advisory income, partially offset by a decrease in service charges on deposit accounts. Trust income and investment advisory income increased $714,000 and $748,000, respectively, primarily the result of an increase in assets under management due to strong market performance and continued new business, partially offset by normal levels of disbursements and outflows. Service charges on deposit accounts decreased $44,000 due to a decrease in customer activity. We had no investment securities gains in 2021.

Noninterest Expense. Noninterest expense information is as follows:

	Year Ended December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries	$19,710	$17,788	$1,922	10.8%
Employee benefits	3,257	4,163	(906)	(21.8)%
Occupancy expense	4,058	3,744	314	8.4%
Professional fees	3,649	3,318	331	10.0%
Directors’ fees and expenses	1,041	1,088	(47)	(4.3)%
Computer software expense	5,168	4,038	1,130	28.0%
FDIC assessment	1,198	910	288	31.6%
Advertising expenses	1,220	1,191	29	2.4%
Advisor expenses related to trust income	533	455	78	17.1%
Telephone expenses	556	552	4	0.7%
Intangible amortization	286	286	—	—
Other	2,782	2,698	84	3.1%
Total noninterest expense	$43,458	$40,231	$3,227	8.0%

Noninterest expense increased $3.2 million, or 8.0%, to $43.5 million during the year ended December 31, 2021 from $40.2 million during the year ended December 31, 2020. The increase in noninterest expense for the year ended December 31, 2021 as compared to the prior year was mainly due to a $1.9 million increase in salaries, a $1.1 million increase in computer software expenses, a $331,000 increase in professional fees and a $288,000 increase in FDIC assessment expenses.

For the year ended December 31, 2021 compared to the year ended December 31, 2020:

●	Salaries increased primarily as a result of hiring additional employees, along with increased salaries in the normal course of business.
●	Computer software expenses increased as a result of our investment in loan credit processing and monitoring software, along with increased technology costs as a result of our core processing conversion and loan growth.
●	Professional fees continued to increase primarily due to information technology support costs relating to our core processing conversion that occurred in November 2021, costs associated with a third-party manager of our investment portfolio and audit and accounting expenses due to enhancing audit procedures for the 2021 and 2020 audited financial statements from generally accepted audit standards to Public Company Accounting Oversight Board standards as a result of our initial public offering.
●	FDIC assessment expenses increased due to our deposit growth.
●	Other noninterest expense increased mainly as a result of increased operating costs associated with our growth.

Income Tax Expense. We recorded an income tax expense of $5.4 million for the year ended December 31, 2021, reflecting an effective tax rate of 20.2%. For the year ended December 31, 2020, we recorded an income tax expense of $2.8 million, reflecting an effective tax rate of 19.6%. The increase is reflective of the increase in pre-tax net income.

Financial Position and Results of Operations of our Wealth Management Business Segment

We conduct our business through two business segments: (1) our banking business segment, which involves the delivery of loan and deposit products to our customers through Orange Bank & Trust Company that provides revenues in our banking business segment; and (2) our wealth management business segment, which includes asset management and trust services to individuals and institutions through HVIA and Orange Bank & Trust Company that provides trust and investment management fee income in our wealth management business segment. For further information, see Note 20 of the Notes to the Audited Consolidated Financial.

The following tables presents the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Year Ended December 31,
	2021			2020
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$60,461	$—	$60,461	$48,739	$—	$48,739
Noninterest income	2,461	9,641	12,102	3,365	8,058	11,423
Provision for loans loss	(2,428)	—	(2,428)	(5,413)	—	(5,413)
Noninterest expenses	(36,736)	(6,722)	(43,458)	(33,838)	(6,393)	(40,231)
Income tax expense	(4,777)	(613)	(5,390)	(2,510)	(329)	(2,839)
Net income	$18,981	$2,306	$21,287	$10,343	$1,336	$11,679
Assets under management and/or administration (AUM) (market value)	$—	$1,325,894	$1,325,894	$—	$1,189,119	$1,189,119
Total assets	$2,133,440	$9,143	$2,142,583	$1,656,517	$8,419	$1,664,936

Comparison at or for the years ended December 31, 2021 and 2020. The market value of assets under management and/or administration at December 31, 2021 and 2020 was $1.3 billion and $1.2 billion, respectively, representing an increase of 11.5%. This includes assets held at both Orange Bank & Trust Company and HVIA at December 31, 2021 and 2020, respectively. This increase was due to successful acquisition of new assets under management combined with an increase in the market value of assets under management.

Our income related to our wealth management business segment, which we record as noninterest income, increased $1.5 million, or 18.5%, to $9.6 million for the year ended December 31, 2021 compared to $8.1 million for the year ended December 31, 2020. The increase was primarily due to the growth in our assets under management.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $329 thousand, or 5.1%, to $6.7 million for the year ended December 31, 2021 compared to $6.4 million for the year ended December 31, 2020. The increase was due to the continued growth in our operations and compensation.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021 and December 31, 2020, cash and due from banks totaled $306.2 million and $121.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $464.8 million at December 31, 2021 and $330.1 million at December 31, 2020.

Certificates of deposit due within one year of December 31, 2021 totaled $72.4 million, or 87.8% of total certificates of deposit. At December 31, 2021, total certificates of deposit were $82.4 million or 4.3% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2021, we had a total of $71.1 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2021, we had no outstanding advances and the ability to borrow up to $358.8 million. At December 31, 2021, we had a $4.1 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at December 31, 2021. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $2.5 million at December 31, 2021. There were no outstanding borrowings with ACBB at December 31, 2021.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $20.3 million and $11.3 million for the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $291.3 million and $331.0 million for the year ended December 31, 2021 and the year ended December 31, 2020, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $456.0 million and $415.7 million for the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the Federal Reserve and New York State Department of Financial Services. At December 31, 2021and December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K for actual and required capital amounts and ratios at December 31, 2021 and December 31, 2020.

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

At December 31, 2021, we had $373.6 million in loan commitments outstanding. We also had $11.5 million in standby letters of credit at December 31, 2021. At December 31, 2020, we had $230.2 million in loan commitments outstanding. We also had $6.5 million in standby letters of credit at December 31, 2020.

For further information, see Note 16 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of

Orange County Bancorp, Inc.

Middletown, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Orange County Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Livingston, New Jersey

March 30, 2022

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2021 and 2020

(Dollar Amounts in thousands except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$306,179	$121,232
Investment securities – available-for-sale	464,797	330,105
Restricted investment in bank stocks	2,217	1,449
Loans	1,291,428	1,152,738
Allowance for loan losses	(17,661)	(16,172)
Loans, net	1,273,767	1,136,566
Net premises and equipment	14,601	14,017
Accrued interest receivable	6,643	6,295
Bank owned life insurance	39,513	28,520
Goodwill	5,359	5,359
Intangible assets	1,678	1,963
Other assets	27,829	19,430
TOTAL ASSETS	$2,142,583	$1,664,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$701,645	$521,093
Interest bearing	1,212,739	968,201
Total deposits	1,914,384	1,489,294
Note payable	3,000	3,000
Subordinated notes, net of issuance costs	19,376	19,323
Accrued expenses and other liabilities	22,987	17,896
TOTAL LIABILITIES	1,959,747	1,529,513
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 and 4,533,304 issued; 5,637,376 and 4,483,102 outstanding, at December 31, 2021 and December 31, 2020, respectively	2,842	2,266
Surplus	119,825	85,111
Retained Earnings	64,941	47,683
Accumulated other comprehensive income (loss), net of taxes	(3,443)	1,819
Treasury stock, at cost; 45,928 and 50,202 shares at December 31, 2021 and December 31, 2020, respectively	(1,329)	(1,456)
TOTAL STOCKHOLDERS’ EQUITY	182,836	135,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,142,583	$1,664,936

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2021 and 2020

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$57,524	$47,522
Interest on investment securities:
Taxable	4,901	4,651
Tax exempt	1,632	994
Interest on Federal funds sold and other	372	294
TOTAL INTEREST INCOME	64,429	53,461
INTEREST EXPENSE
Savings and NOW accounts	2,370	3,389
Time deposits	511	917
FHLB advances	—	10
Note payable	168	160
Subordinated notes	919	246
TOTAL INTEREST EXPENSE	3,968	4,722
NET INTEREST INCOME	60,461	48,739
Provision for loan losses	2,428	5,413

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	58,033	43,326
NONINTEREST INCOME
Service charges on deposit accounts	638	682
Trust income	4,788	4,074
Investment advisory income	4,853	4,105
Investment securities gains	—	804
Earnings on bank owned life insurance	793	702
Other	1,030	1,056
TOTAL NONINTEREST INCOME	12,102	11,423
NONINTEREST EXPENSE
Salaries	19,710	17,788
Employee benefits	3,257	4,163
Occupancy expense	4,058	3,744
Professional fees	3,649	3,318
Directors’ fees and expenses	1,041	1,088
Computer software expense	5,168	4,038
FDIC assessment	1,198	910
Advertising expenses	1,220	1,191
Advisor expenses related to trust income	533	455
Telephone expenses	556	552
Intangible amortization	285	286
Other	2,783	2,698
TOTAL NONINTEREST EXPENSE	43,458	40,231
Income before income taxes	26,677	14,518
Provision for income taxes	5,390	2,839
NET INCOME	$21,287	$11,679

Basic and diluted earnings per share	$4.28	$2.59
Weighted average shares outstanding	4,968,692	4,508,508

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2021 and 2020

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2021	2020
Net Income	$21,287	$11,679
Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gains/(losses) arising during the period	(7,620)	6,512
Reclassification adjustment for (gains)/losses included in net income	—	(804)
Tax effect	(1,599)	1,198
Net of tax	(6,021)	4,510
Defined benefit pension plans:
Net gain arising during the period	1,002	1,664
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(27)	65
Tax effect	204	364
Net of tax	771	1,365
Deferred compensation liability:
Unrealized loss	(16)	(15)
Tax effect	(4)	(3)
Net of tax	(12)	(12)
Total other comprehensive income/(loss)	(5,262)	5,863
Total comprehensive income	$16,025	$17,542

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	$2,266	$85,178	$39,589	$(4,044)	$(926)	$122,063
Net income	—	—	11,679	—	—	11,679
Other comprehensive income, net of taxes	—	—	—	5,863	—	5,863
Cash dividends declared ($0.80 per share)	—	—	(3,585)	—	—	(3,585)
Issue of restricted stock (14,532 shares)	—	(442)	—	—	442	—
Treasury stock purchased (41,201 shares)	—	—	—	—	(1,164)	(1,164)
Restricted stock expense	—	413	—	—	—	413
Stock-based compensation (5,382 shares)	—	(38)	—	—	192	154
Balance, December 31, 2020	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423

Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	21,287	—	—	21,287
Other comprehensive loss, net of taxes	—	—	—	(5,262)	—	(5,262)
Cash dividends declared ($0.80 per share)	—	—	(4,029)	—	—	(4,029)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (13,292 shares)	—	—	—	—	(379)	(379)
Restricted stock expense	—	475	—	—	—	475
Stock-based compensation (2,404 shares)		(1)			70	69
Issuance of stock offering, net of costs (1,150,000 shares)	576	34,676	—	—		35,252
Balance, December 31, 2021	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

(Dollar amounts in thousands except per share data)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net income	$21,287	$11,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,428	5,413
Depreciation	1,375	1,274
Accretion on loans	(5,590)	(2,843)
Amortization of intangibles	285	286
Amortization of subordinated notes issuance costs	69	—
Deferred income tax provision (benefit)	(403)	(260)
Investment securities (gains) losses	—	(804)
Restricted stock expense	475	413
Stock-based compensation	69	154
Net amortization of investment premiums	2,028	2,329
Earnings on bank owned life insurance	(793)	(702)
Net change in:
Accrued interest receivable	(349)	(3,093)
Other assets	(5,641)	(4,029)
Other liabilities	5,080	1,527
Net cash from operating activities	20,320	11,344
Cash flows from investing activities
Purchases of investment securities available-for-sale	(258,225)	(218,813)
Proceeds from sales and paydowns of investment securities available-for-sale	84,275	100,947
Proceeds from maturities and calls of investment securities available-for-sale	29,608	46,860
(Purchase) proceeds of restricted investment in bank stocks	(783)	25
Proceeds from redemptions of restricted investment in bank stocks	15	—
Loans Purchased	(8,232)	(43,305)
Net increase in loans	(125,806)	(215,982)
Additions to premises and equipment	(1,959)	(692)
Purchase of bank owned life insurance	(10,200)	—
Net cash used by investing activities	(291,307)	(330,960)
Cash flows from financing activities
Net increase in deposits	425,090	406,162
Net change in FHLB overnight advances	—	(5,000)
Issuance of subordinated notes, net of issuance costs	—	19,323
Proceeds of issuance of stock offering , net of costs	35,252	—
Cash dividends paid	(4,029)	(3,585)
Purchases of treasury stock	(379)	(1,164)
Net cash from financing activities	455,934	415,736
Net change in cash and cash equivalents	184,947	96,120
Beginning cash and cash equivalents	121,232	25,112
Ending cash and cash equivalents	$306,179	$121,232
Supplemental cash flow information:
Interest paid	4,025	4,616
Income taxes paid	3,715	3,015
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	3,038	1,930

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

ORANGE COUNTY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Orange County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries: Orange Bank & Trust Company (the “Bank”) and Hudson Valley Investment Advisors (“HVIA”), a Registered Investment Advisor, together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with eight locations in Orange County, New York, seven in Westchester County, New York, two in Rockland County, New York and one in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial & industrial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial & industrial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1,325,894 and $1,189,119 at December 31, 2021 and 2020, respectively.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, restricted investment in bank stocks, and short-term FHLB advances.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued and placed on non-accrual status at the time the loan is 120 days (in the case of residential mortgage loans) or 90 days (in the case of commercial loans) delinquent unless the loan is well-secured and in process of collection. Loans are charged off to the extent principal or interest is deemed uncollectible. Secured consumer loans, except those secured by the borrower’s primary or secondary residence, are charged off upon becoming 180 days past due, or whenever collection is doubtful, whichever occurs first. All unsecured consumer loans are charged off when they become 180 days delinquent or if it is determined that the debt is uncollectible, whichever occurs first. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within the New York counties of Orange, Westchester and Rockland. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Company’s largest loan segment is non-owner occupied commercial real estate. Property types within this segment include: multi- family properties, retail properties, and general construction loans. Regionally, commercial real estate loans are concentrated within the Company’s primary operating footprint, including Orange, Westchester, and Rockland counties. Commercial and industrial loans are concentrated in Orange County, New York and outside of the Company’s core market, primarily as a result of purchased loans. While industry exposure is widely dispersed, the Company does have a significant concentration of commercial and industrial loans within the healthcare and social assistance industry.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

considered troubled debt restructurings (“TDRs”) and classified as impaired. Refer to Note 3 for discussion on loan modifications made under the guidelines of the CARES Act.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All criticized and classified consumer mortgages, commercial loans, and commercial real estate loans are reviewed to determine impairment status. Minimally, loans in which the borrower has filed bankruptcy; loans in non-accrual status; or loans that are considered TDRs would be considered impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. A specific allocation within the allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Bank’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values of collateral are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging reports, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.

The general component covers loans that are collectively evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer, are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are not individually identified for impairment evaluation, such as those loans that are individually evaluated but are not considered impaired. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 4 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

In addition, federal regulatory agencies and the New York State Department of Financial Services, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The loan portfolio is segmented into commercial and industrial, commercial real estate, commercial real estate construction, residential real estate, home equity, and consumer loans.

Commercial and Industrial Lending: The Bank originates commercial and industrial loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Bank and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.

In underwriting commercial and industrial loans, an analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower is performed. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Bank’s analysis.

Commercial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

During 2020, the Bank participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP provided funds to guarantee forgivable loans originated by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest) and currently not subject to any allocation of allowance for loan losses. An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%,

(b)	a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and
(c)	principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. Among other things, the Economic Aid Act extended the PPP through May 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

loan. The Company is participating in the newly extended PPP and will originate loans under the extended program. Loans originated under the extended PPP will have substantially the same terms as existing PPP loans, with a five year loan term.

Commercial Real Estate Lending — The Bank engages in commercial real estate lending in its primary market area and surrounding areas. The Bank’s commercial loan portfolio is secured primarily by commercial retail space and office buildings. Generally, commercial real estate loans have maturities that do not exceed 15 years, amortization provisions that do not exceed 30 years, have loan-to-value ratios of up to 75% of the appraised value of the property, and are typically credit enhanced by personal guarantees of the borrowers.

In underwriting these loans, the Bank performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

Commercial Real Estate Construction Lending: The Bank engages in commercial real estate construction lending in its primary market area and surrounding areas. The Bank’s commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans.

The Bank’s commercial real estate construction loans are generally secured with the subject property.

Terms of construction loans depend on the specifics of the project such as estimated absorption rates, estimated time to complete, etc.

In underwriting commercial real estate construction loans, the Bank performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc.

Appraisals on properties securing commercial real estate construction loans originated by the Bank are performed by independent appraisers.

Commercial real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and uncertainties of construction costs.

Residential Real Estate Lending: One-to-four-family residential mortgage loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Bank’s market area or with customers primarily from the market area.

The Bank offers fixed-rate loans with terms up to a maximum of 20 years for both permanent structures and those under construction. The Bank’s one- to four-family residential real estate loan originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Bank’s residential real estate loans originate with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance.

In underwriting one- to four-family residential real estate loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Bank are appraised by independent appraisers. The Bank generally requires borrowers to obtain an attorney’s title

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Bank has not engaged in sub- prime residential mortgage originations.

Residential real estate loans generally present a lower level of risk than other types of loans because they are secured by the borrower’s primary residence.

Home Equity Lending: The Bank originates home equity lines of credit and closed-end loans primarily within the Bank’s market area or with customers primarily from the market area.

Home equity lines and loans are secured by the borrower’s primary residence with a maximum loan-to-value of 85% and a maximum term of 15 years on home equity loans and a 10-year draw period followed by a 15-year repayment period for home equity lines.

In underwriting home equity lines and loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security.

Home equity lines and loans generally present a lower level of risk than other types of consumer loans because they are secured by the borrower’s primary residence.

The subordinate nature of some home equity lines and loans may make these loans of higher risk than other residential real estate loans.

Consumer Lending: The Bank offers a variety of secured and unsecured consumer loans, including vehicle, loans secured by savings deposits as well as other types of consumer loans.

Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

Consumer loans may entail greater credit risk than do residential real estate loans particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of real estate property collateralizing a mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 8 years.

Trust and Investment Advisory Income: The Company earns trust revenue and advisory revenue from a variety of sources including fees from trust administration and other related fiduciary services, custody, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax service fees, shareholder service fees and brokerage. These fees are generally based on asset values and fluctuate with the market. Some revenue is not directly tied to asset value but is based on a flat fee for services provided. For many of our revenue sources, amounts are not received in the same accounting period in which they are earned. However, each source of wealth management fees is recorded on the accrual method of accounting.

Included in other assets on the balance sheet is a receivable for trust fees and advisory fees that have been earned but not yet collected.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Federal Reserve Bank (FRB) Stock: The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives.

Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible assets consist of acquired customer relationship intangible assets arising from wealth management acquisitions and are amortized on a straight lined basis over their estimated useful lives.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in miscellaneous expense.

Retirement Plans: Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. As of December 31, 2021 and 2020, there are approximately 22,922 and 25,369 in participating securities for these periods. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements. The Company currently maintains a simple capital structure, which includes restricted stock with participation rights to dividends, thus there are no dilutive effects on earnings per share.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan and deferred compensation, which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Although requirements were waived during the pandemic, cash on hand or on deposit with the Federal Reserve Bank is typically required to meet regulatory reserve and clearing requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Disclosure: The reportable segments are determined by the chief operating decision makers of the Company, and are primarily distinguished between banking and wealth management.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements: In June, 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a result, the Company is eligible for the delay and will adopt CECL effective January 1, 2023. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at December 31, 2021 and 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2021
U.S. government agencies	$80,596	$440	$(1,330)	$79,706
Mortgage-backed securities	272,931	1,285	(3,784)	270,432
Corporate Securities	20,081	278	(148)	20,211
Obligations of states and political subdivisions	92,545	2,149	(246)	94,448
Total debt securities	$466,153	$4,152	$(5,508)	$464,797

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2020
U.S. government agencies	$82,409	$1,394	$(382)	$83,421
Mortgage-backed securities	157,408	3,633	(257)	160,784
Corporate Securities	10,603	57	(33)	10,627
Obligations of states and political subdivisions	73,421	1,883	(31)	75,273
Total debt securities	$323,841	$6,967	$(703)	$330,105

The proceeds from sales of securities and associated gains and losses are listed below:

	2021	2020
Proceeds	$—	$23,238
Gross gains	—	954
Gross losses	—	150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The tax (provision) benefit related to these net realized gains and losses were $0 and $(169) for 2021 and 2020, respectively.

The amortized cost and fair value of debt securities as of December 31, 2021 are shown by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,152	$5,199
Due after one through five years	9,236	9,441
Due after five through ten years	57,548	57,141
Due after ten years	121,286	122,584
	193,222	194,365
Mortgage-backed securities	272,931	270,432
Total debt securities	$466,153	$464,797

Securities pledged at year-end 2021 and 20 had a carrying amount of $233,907 and $121,233 and were pledged to secure public deposits.

Mortgage-backed securities are issued by FNMA, FHLMC, or GNMA. Obligations of states and political subdivisions consist of general obligations of municipalities in the state of New York.

At year-end 2021 and 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized and unrecognized losses at December 31, 2021 and 2020, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2021
U.S. government agencies	$10,337	$(121)	$32,210	$(1,209)	$42,547	$(1,330)
Mortgage-backed securities	177,506	(3,273)	14,134	(511)	191,640	(3,784)
Corporate Securities	9,354	(148)	—	—	9,354	(148)
Obligations of states and political subdivisions	13,349	(138)	3,298	(108)	16,647	(246)
Total debt securities	$210,546	$(3,680)	$49,642	$(1,828)	$260,188	$(5,508)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2020
U.S. government agencies	$17,948	$(52)	$20,779	$(330)	$38,727	$(382)
Mortgage-backed securities	35,580	(208)	1,887	(49)	37,467	(257)
Corporate Securities	1,551	(33)	—	—	1,551	(33)
Obligations of states and political subdivisions	15,373	(31)	—	—	15,373	(31)
Total debt securities	$70,452	$(324)	$22,666	$(379)	$93,118	$(703)

There was no other than temporary impairment loss recognized on any securities at December 31, 2021 or 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

As of December 31, 2021, the Company’s security portfolio consisted of 252 securities, 78 of which were in an unrealized loss position. As of December 31, 2020, the Company’s security portfolio consisted of 196 securities, 36 of which were in an unrealized loss position. Unrealized losses are related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

At December 31, 2021, mortgage-backed securities held by the company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at December 31, 2021.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in SBA issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at December 31, 2021.

Note 3 — Loans

Loans at year-end were as follows:

	2021	2020
Commercial and industrial	$268,508	$299,049
Commercial real estate	852,707	698,130
Commercial real estate construction	72,250	63,544
Residential real estate	65,248	57,941
Home equity	13,638	13,960
Consumer	19,077	20,114
Total	$1,291,428	$1,152,738

Included in commercial and industrial loans as of December 31, 2021 and 2020 were PPP loans of $38.1 million and $69.0 million.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,795	9,782	801	381	77	336	$16,172
Provision for loan losses	828	1,326	163	(98)	3	206	2,428
Charge-offs	(942)	—	—	(11)	—	(314)	(1,267)
Recoveries	220	75	—		—	33	328
Ending balance	$4,901	$11,183	$964	$272	$80	$261	$17,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Year Ended December 31, 2020
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,107	$5,951	$713	$384	$43	$77	$12,275
Provision for loan losses	917	4,046	88	48	34	280	5,413
Charge-offs	(1,239)	(219)	—	(51)	—	(28)	(1,537)
Recoveries	10	4	—	—	—	7	21
Ending balance	$4,795	$9,782	$801	$381	$77	$336	$16,172

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$137	$1,272	$—	$—	$—	$24	$1,433
collectively evaluated for impairment	4,764	9,911	964	272	80	237	16,228
Total ending allowance balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Loans:
Ending balance:
individually evaluated for impairment	$952	$23,523	$—	$1,227	$50	$114	$25,866
collectively evaluated for impairment	267,556	829,184	72,250	64,021	13,588	18,963	1,265,562
Total ending loans balance	$268,508	$852,707	$72,250	$65,248	$13,638	$19,077	$1,291,428

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2020
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$206	$1,084	$—	$15	$—	$27	$1,332
collectively evaluated for impairment	4,589	8,698	801	366	77	309	14,840
Total ending allowance balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Loans:
Ending balance:
individually evaluated for impairment	$2,410	$19,759	$—	$1,358	$—	$124	$23,651
collectively evaluated for impairment	296,639	678,371	63,544	56,583	13,960	19,990	1,129,087
Total ending loans balance	$299,049	$698,130	$63,544	$57,941	$13,960	$20,114	$1,152,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Included in the commercial and industrial loans collectively evaluated for impaired are PPP loans of $38.1 million and $69.0 million as of December 31, 2021 and 2020. PPP loans receivable are guaranteed by the SBA and have no allocation of the allowance for loan losses.

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2021 and 2020:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
December 31, 2021
With no related allowance recorded
Commercial and industrial	$1	$1	$—	$187	$11	$11
Commercial real estate	14,291	13,953	—	12,053	555	555
Commercial real estate construction	—	—	—	578	—	—
Residential real estate	1,155	1,155	—	639	33	33
Home equity	50	50	—	25	—	—
Consumer	—	—	—	—	—	—
Total	$15,497	$15,159	$—	$13,482	$599	$599
With an allowance recorded:
Commercial and industrial	$951	$951	$137	$1,420	$82	$82
Commercial real estate	9,593	9,570	1,272	9,587	357	357
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	84	72	—	76	3	3
Home equity	—	—	—	—	—	—
Consumer	114	114	24	119	6	6
Total	$10,742	$10,707	$1,433	$11,202	$448	$448

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
December 31, 2020
With no related allowance recorded
Commercial and industrial	$331	$331	$—	$169	$23	$23
Commercial real estate	10,621	9,248	—	4,937	296	296
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	1,148	1,148	—	574	44	44
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$12,100	$10,727	$—	$5,680	$363	$363
With an allowance recorded:
Commercial and industrial	$2,079	$2,079	$206	$1,287	$147	$147
Commercial real estate	11,001	10,511	1,084	11,005	466	466
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	219	210	15	217	5	5
Home equity	—	—	—	—	—	—
Consumer	124	124	27	128	7	7
Total	$13,423	$12,924	$1,332	$12,637	$625	$625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The cash basis income received on the impaired loans is approximately equal to interest income recognized on these loans.

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2021 and December 31, 2020.

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Commercial and industrial	$—	$—	$720	$457
Commercial real estate	3,928	1,345	465	—
Commercial real estate construction	—	—	—	—
Residential real estate	578	657	—	2
Home equity	50	—	—	—
Consumer	4	—	208	61
Total	$4,560	$2,002	$1,393	$520

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2021 and 2020 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2021
Commercial and industrial	$541	$1,519	$720	$2,780	$265,728
Commercial real estate	—	2,873	1,161	4,034	848,673
Commercial real estate construction	—	—	—	—	72,250
Residential real estate	26	—	578	604	64,644
Home equity	—	58	50	108	13,530
Consumer	1,134	292	212	1,638	17,439
Total	$1,701	$4,742	$2,721	$9,164	$1,282,264

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2020
Commercial and industrial	$123	$201	$457	$781	$298,268
Commercial real estate	—	—	1,345	1,345	696,785
Commercial real estate construction	—	—	—	—	63,544
Residential real estate	570	—	580	1,150	56,791
Home equity	—	—	—	—	13,960
Consumer	132	272	61	465	19,649
Total	$825	$473	$2,443	$3,741	$1,148,997

As of December 31, 2021, loans in the process of foreclosure were $2,024 of which $578 were secured by residential real estate. As of December 31, 2020, loans in the process of foreclosure were $1,925 of which $578 were secured by residential real estate.

Troubled Debt Restructuring:

As of December 31, 2021 and 2020, the Company has a recorded investment in TDRs of $14,500 and $15,951 respectively. The Company has allocated $687 and $918 of specific allowance for these loans at December 31, 2021 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

2020, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within twelve months of restructure during 2021 or 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

There were no loans whose terms were modified resulting in TDRs during the year ending December 31, 2021 and 2020.

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

This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment related to the economic impact of COVID-19. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans would not be considered TDRs if they were performing at year-end 2019. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at year-end 2019. The Company had no COVID-19 modifications as of December 31, 2021.

The following table sets forth the composition of COVID-19 related modified loans by loan segments as of December 31, 2021:

	December 31, 2021		December 31, 2020
		Unpaid		Unpaid
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
Commercial and industrial	—	$—	9	$3,390
Commercial real estate	—	—	19	$44,782
Consumer	—	—	1	596
Total	—	$—	29	$48,768

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $350 thousand and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis. The company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well- defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Commercial and industrial	$252,268	$4,156	$12,084	$—	$—	$268,508
Commercial real estate	835,787	679	16,241	—	—	852,707
Commercial real estate construction	72,250	—	—	—	—	72,250
Residential real estate	64,094	—	1,154	—	—	65,248
Home equity	13,588	50	—	—	—	13,638
Consumer	18,963	—	114	—	—	19,077
Total	$1,256,950	$4,885	$29,593	$—	$—	$1,291,428

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Commercial and industrial	$293,763	$3,023	$2,263	$—	$—	$299,049
Commercial real estate	685,808	4,164	8,158	—	—	698,130
Commercial real estate construction	63,544	—	—	—	—	63,544
Residential real estate	56,793	—	1,148	—	—	57,941
Home equity	13,960	—	—	—	—	13,960
Consumer	19,990	—	124	—	—	20,114
Total	$1,133,858	$7,187	$11,693	$—	$—	$1,152,738

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, had the following activity for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Balance, beginning of year	$5,392	$5,443
Additions	—	—
Repayments	(316)	(51)
Balance, end of year	$5,076	$5,392

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	$79,706	$—	$79,706	$—
Mortgage-backed securities	270,432	—	270,432	—
Corporate securities	20,211	—	20,211	—
Obligations of states and political subdivisions	94,448	—	94,448	—
Total securities available-for-sale	$464,797	$—	$464,797	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

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

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

Assets measured at fair value on a non-recurring basis as of December 31, 2021 are summarized below:

Fair Value Measurements Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,689	$—	$—	$6,689

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans are $409 for December 31, 2021. There were no material collateral dependent impaired loans as of December 31, 2020

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at December31, 2021:

	Fair Value			Range
December 31, 2021	Value	Valuation Technique	Unobservable Input	(Average)
Impaired loans - Primarily Commercial Real Estate	$6,689	Appraisal of collateral(1)	Appraisal and liquidation	20-56%
			adjustments(2)	(39)%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at December 31, 2021 and 2020:

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$306,179	$306,179	$306,179	$—	$—
Loans, net	1,273,767	1,277,807	—	—	1,277,807
Accrued interest receivable	6,643	6,643	—	1,603	5,040
Restricted investment in bank stocks	2,217	NA	—	—	—
Financial liabilities:
Deposits	1,914,384	1,914,271	1,831,944	82,327	—
Note payable	3,000	3,030	—	3,030	—
Subordinated notes, net of issuance costs	19,376	18,867	—	18,867	—
Accrued interest payable	250	250	—	250	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$121,232	$121,232	$121,232	$—	$—
Loans, net	1,136,566	1,139,472	—	—	1,139,472
Accrued interest receivable	6,295	6,295	—	1,389	4,906
Restricted investment in bank stocks	1,449	NA	—	—	—
Financial liabilities:
Deposits	1,489,294	1,489,615	1,398,095	91,520	—
Note payable	3,000	3,087	—	3,087	—
Subordinated notes, net of issuance costs	19,323	19,758	—	19,758	—
Accrued interest payable	307	307	—	307	—

Note 5 — Premises and Equipment

Year-end premises and equipment were as follows:

	2021	2020
Land	$3,152	$3,152
Buildings and improvements	12,714	12,727
Furniture and equipment	7,053	6,514
Leasehold improvements	6,737	5,332
	29,656	27,725
Accumulated depreciation and amortization	(15,055)	(13,708)
Premises and equipment, net	$14,601	$14,017

Depreciation included in occupancy expense on the Consolidated Statements of Income amounted to $1,375 in 2021 and $1,274 in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 6 — Goodwill and Intangible Assets

Goodwill: The changes in goodwill during the years are as follows:

	2021	2020
Beginning of year	$5,359	$5,359
Acquired goodwill impairment	—	—
End of year	$5,359	$5,359

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2021, the Company’s reporting unit had positive equity and the Company elected to perform a Step 0 qualitative analysis and concluded that there was no goodwill impairment.

Acquired Intangible Assets: Acquired intangible assets were as follows at year-end:

	Gross
	Intangible	Accumulated
	Asset	Amortization
December 31, 2021
Customer lists and intangible assets	$4,284	(2,606)
	$4,284	(2,606)
December 31, 2020
Customer lists and intangible assets	$4,284	(2,321)
	$4,284	(2,321)

Aggregate amortization expense was $285 for 2021 and $286 for 2020. Estimated amortization expense for each of the next five years is $286 per year.

Note 7 — Deposits

A summarized analysis of the Bank’s deposits at December 31, 2021 and 2020 follows:

	December 31, 2021	December 31, 2020
Non-interest bearing demand accounts	$701,645	$521,093
Interest-bearing demand accounts	301,596	236,951
Money market accounts	615,111	483,044
Savings accounts	213,592	157,007
Certificates of Deposit	82,440	91,199
Total deposits	$1,914,384	$1,489,294

Time deposits that meet or exceed the FDIC insurance limit of $250 at year-end 2021 and 2020 were $23,859 and $23,747, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2021 (matured not renewed)	$612
2022	$71,780
2023	6,213
2024	3,835
$82,440

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $6,109 and $6,910 at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — FHLB Advances

There were no FHLB advances at December 31, 2021 and 2020.

Additionally, the Company has outstanding municipal letters of credit (“MULOC”) outstanding with FHLB for purposes of securing public funds held by the Company. MULOC outstanding were $135,000 and $119,000 as of December 31, 2021 and 2020, respectively.

At December 31, 2021 the Bank has no securities and $657,788 of loans pledged to FHLB under a blanket lien arrangement. At December 31, 2020 the Bank had no securities and $537,274 of loans pledged to FHLB under a blanket agreement.

Based on the collateral and the Company’s holding of FHLB stock, the Company was eligible to borrow up to an additional total of $358,759 at year-end 2021 and $273,668 at year-end 2020.

Note 9 — Borrowings

At year-end, the Note Payable was as follows:

	2021		2020
	Amount	Rate	Amount	Rate
Note payable	$3,000	5.60%	$3,000	5.60%

As part of the acquisition of HVIA, the Company maintains a note payable, with a remaining balance of $3,000 to an interest only term loan. The loan interest is payable in monthly installments of $14 thousand, is unsecured and matures with a scheduled balloon payment on November 16, 2022.

On September 24, 2020, the Company completed a private placement of $20 million in aggregate principal amount of fixed-to-floating rate subordinated notes (“Subordinated Notes”) to certain qualified institutional buyers and accredited institutional investors. In conjunction with the issuance, the Company incurred costs of $694, which are amortized over the life of the borrowings on a level yield basis and are included in interest on subordinated notes on the Consolidated Statements of Income. At December 31, 2021, there were $19.4 million of Subordinated Notes outstanding, which is net of the unamortized issuance costs. The Subordinated Notes have a maturity date of September 30, 2030 and bear interest, payable semi- annually, at the rate of 4.25% per annum, until September 30, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate plus 413 basis points, payable quarterly until maturity. The Company may, at its option, beginning on September 30, 2025, but not prior thereto except upon the occurrence of certain events specified in the Subordinated Notes agreements, redeem the Subordinated Notes, in whole or in part, subject to obtaining any required regulatory approvals.

Note 10 — Pension and other Post Retirement Plans

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary. The Company uses December 31 as the measurement date for its pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Information about changes in obligations and plan assets of the defined benefit pension plan follows:

	2021	2020
Change in projected benefit obligation:
Beginning of year	$29,428	$26,665
Service cost	189	141
Interest cost	760	920
Benefits paid	(1,556)	(1,407)
Actuarial loss	(600)	3,109
End of year	$28,221	$29,428

Change in fair value of assets:
Beginning of year	$39,963	$31,738
Contributions	2,000	3,000
Actual return on plan assets	2,501	6,680
Benefits paid and expenses	(1,597)	(1,455)
End of year	$42,867	$39,963

	2021	2020
Funded status at end of year (plan assets less benefit obligation)	$14,646	$10,535

Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2021	2020
Total net actuarial loss	$(3,521)	$(4,544)
Transition asset	28	76
	$(3,493)	$(4,468)

The accumulated benefit obligation was $28,221 and $29,428 at year-end 2021 and 2020.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2021	2020
Service cost	$189	$141
Interest cost	760	920
Expected return on plan assets	(2,058)	(1,860)
Amortization of transition cost	(48)	(48)
Amortization of net loss	21	113
Net periodic benefit cost/(income)	$(1,136)	$(734)
Net gain	$(1,002)	$(1,664)
Amortization of transition asset	48	48
Amortization of prior service cost	(21)	(113)
Total recognized in other comprehensive income	$(975)	(1,729)
Total recognized in net periodic benefit cost and other comprehensive income	$(2,111)	$(2,463)

The components of net periodic benefit cost other than the service cost component are included in employee benefits in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assumptions

Weighted-average assumptions used to determine the benefit obligations at year-end:

	2021	2020
Discount rate	2.94%	2.65%
Rate of compensation increase	—%	—%

Weighted-average assumptions used to determine net periodic pension cost:

	2021	2020
Discount rate	2.65%	3.55%
Expected long-term rate of return on plan assets	5.25%	6.00%
Rate of compensation increase	—%	—%

Investment Strategy and Allocation

The Company is a participant in the New York State Bankers Retirement System (the “System”). The System’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for the System assets are shown in the table below. Cash equivalents consist primarily of government issues (maturing in less than three months) and short term investment funds. Equity securities primarily include investments in common stock, depository receipts, preferred stock, commingled pension trust funds, exchange traded funds and real estate investment trusts. Fixed income securities include corporate bonds, government issues, credit card receivables, mortgage backed securities, municipals, commingled pension trust funds and other asset backed securities. Other investments are real estate interests and related investments held within a commingled pension trust fund.

The weighted average expected long-term rate of return is estimated based on current trends in the System’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice (“ASOP”) No. 27 “Selection of Economic Assumptions for Measuring Pension Obligations” for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes.

The following assumptions were used in determining the long-term rate of return:

Equity securities	Dividend discount model, the smoothed earnings yield model and the equity risk premium model
Fixed income securities	Current yield-to-maturity and forecasts of future yields
Other financial instruments	Comparison of the specific investment’s risk to that of fixed income and equity instruments and other judgments

The long-term rate of return considers historical returns. Adjustments were made to historical returns in order to reflect expectations of future returns. These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation. In addition, forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capita income.

The System currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. Effective June 25, 2013, the issuer of any security purchased must be located in a country in the MSCI (Morgan Stanley Capital International) World Index. In addition, the following are prohibited: short sales, unregistered stocks and margin purchases of equity securities, mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities, any asset backed security that is not issued by the U.S. Government or its agencies or its instrumentalities, securities of less than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Baa2/BBB quality may not be purchased, securities of less than A-quality may not in the aggregate exceed 13% of the investment manager’s portfolio. An investment manager’s portfolio of commercial mortgage- backed securities and asset backed securities shall not exceed 10% of the portfolio at the time of purchase. In addition, unhedged currency exposure in countries not defined as “high income economies” by the World Bank is prohibited.

The Company’s pension plan asset allocation at year-end 2021 and 2020, target allocation and expected long-term rate of return by asset class are as follows:

	2021		2020
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash equivalents	—%	—%	—%	—%
Equity securities	30.00%	35.65%	28.25%	31.56%
Fixed income securities	15.00%	34.98%	59.75%	62.60%
Other financial instruments	55.00%	29.37%	12.00%	5.84%
Total		100.00%		100.00%

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan:

Commingled Pension Trust Funds (CPTF): The fair values of CPTF are based upon the net asset values of the funds reported by the fund managers as of the System’s financial statement dates and recent transaction prices (Level 2 inputs).

The fair value of the plan assets at December 31, 2021, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2021 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Commingled pension trust funds-realty	42,867	—	42,867	—
	42,867	—	42,867	—
Total plan assets	$42,867	$—	$42,867	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value of the plan assets at December 31, 2020, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2020 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Foreign currencies	$2	$2	$—	$—
	2	2	—	—
Fixed income securities:
Corporate Bonds	2	—	2	—
	2	—	2	—
Other Investments
Commingled pension trust funds-realty	39,959	—	39,959	—
	39,959	—	39,959	—
Total plan assets	$39,963	$2	$39,961	$—

Contributions: The Company contributed $2,000 to its pension plan during 2021.

Estimated Future Payments: The following benefit payments which reflect future service, are expected:

Pension
Benefits
2022	$1,539
2023	1,535
2024	1,568
2025	1,554
2026	1,588
Following 5 years	$7,626

Supplemental Executive Retirement Plans

The Bank maintains a Supplemental Executive Retirement Plan for two former Chief Executive Officers to restore pension benefits that are limited due to Internal Revenue Service regulations. The benefits accrued under this plan, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition, were $687 and $709 as of December 31, 2021 and 2020, respectively.

The Bank recorded expense of $58 in both 2021 and 2020 in relation to this plan. Supplemental benefits for this plan expected to be paid in each year from 2022 to 2025 are $79 each year. The aggregate supplemental benefits expected to be paid in the five years from 2026 to 2030 are $396.

The Bank also maintains a performance based Supplemental Executive Retirement Plan for the Chief Executive Officer and two Executive Vice Presidents. Contributions to this plan are based on achieving certain growth and profitability targets. The Bank recorded expense of $9 and $159 for the years ended December 31, 2021 and 2020, respectively.

Deferred Directors’ Fee Plan

The Bank and the Company maintain unfunded Deferred Director’s Fee Plans within which each director may defer the receipt of meeting fees. The benefits accrued under these plans totaled $6,955 and $6,703 at December 31, 2021 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

2020, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and the Company recorded an expense of $541 and $817 in 2021 and 2020 in relation to these plans.

Deferred Compensation Plan

The Bank and HVIA maintain unfunded Deferred Compensation Plans for certain officers. The benefits accrued under these plans totaled $75 and $209 at December 31, 2021 and 2020, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and HVIA recorded an expense of $6 and $19 in 2021 and 2020, respectively.

Deferred Incentive Retirement Plan

The Bank maintains an unfunded Deferred Incentive Retirement Plan for certain executive officers. The benefits accrued under this plan totaled $567 and $636 at December 31, 2021 and 2020, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $26 and $32 in 2021 and 2020, respectively.

401(k) Savings Plan

The Company has a 401(k) Plan (Plan) to provide retirement and incidental benefits for its employees.

Employees may contribute up to 100% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Effective for Plan Years beginning January 1, 2016, the Company makes a safe harbor non-elective contribution equal to 3% of annual compensation for each eligible employee whether or not the employee elects to defer compensation to the plan. All safe harbor non-elective contributions vest immediately. In addition, effective for Plan Years beginning January 1, 2016, for those employees hired before April 1, 2016, the Plan provides for discretionary contributions according to the following schedule:

Percentage of	Participant Age Range
Compensation
1.0%	Under age 35
2.0%	35 years of age, but less than 45
5.0%	45 years of age, but less than 55
8.5%	55 years of age or older

Employees are eligible for the discretionary contribution after completing one year of service. All discretionary contributions vest immediately.

Discretionary contributions were $457 and $501 for 2021 and 2020, respectively.

Restricted Stock Grants

The Company has a time based restricted stock plan. For the years ended December 31, 2021 and 2020 the Company recognized stock-based compensation costs of $475 and $413, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 15,162 and 14,532 restricted stock units granted for the years ended December 31, 2021 and 2020, respectively. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at December 31, 2021 was $223.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2021, and changes during the year ended December 31, 2020 are presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	25,369	$28.78
Granted	15,162	$28.75
Vested	(15,573)	$28.54
Forfeited	(2,036)	$28.99
Non-vested at end of period	22,922	$28.92

On September 22, 2021 restricted stock units (RSUs) were granted in the amount of 48,004 from the Company’s 2019 Equity Incentive Plan to directors of the Company and officers of Orange Bank & Trust Company (“Bank”) and Hudson Valley Investment Advisors (“HVIA”) in connection with the successful completion of the Company’s initial public stock offering and listing on the NASDAQ Capital Market. Non-employee directors received 16,500 restricted stock units while officers received 31,504 restricted stock units. The restricted stock units granted to officers will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant. The restricted stock units granted to nonemployee directors are 100% vested as of the date of grant and are settled in shares of Company common stock upon separation from service. In addition, the Company intends to make a discretionary contribution of up to $200 thousand to the Company’s KSOP Trust to purchase shares of Company common stock in the open market for the benefit of all eligible non-highly compensated employees who remain employed by the Company, Bank or HVIA as of December 31, 2021.

Note 11 — Income Taxes

Income tax expense was as follows:

	2021	2020
Current expense
Federal	$5,353	$3,007
State	440	92
Total	5,793	3,099
Deferred expense (benefit)
Federal	(326)	(140)
State	(630)	(393)
Total	(956)	(533)
Change in valuation allowance	553	273
Total provision for income taxes	$5,390	$2,839

Effective tax rates differ from the federal statutory rate of 21% for 2021 and 2020 applied to income before taxes due to the following:

	2021	2020
Tax expense at statutory rate	$5,602	$3,049
(Decrease) increase in taxes resulting from:
Net earnings on bank-owned life insurance	(167)	(147)
Tax-exempt municipal bond income, net of disallowed interest expense	(329)	(198)
State income tax, net of federal tax benefit	209	(349)
Valuation allowance	553	273
Other	(478)	211
Total provision for income tax	$5,390	$2,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Year-end deferred tax assets and liabilities were due to the following:

	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,824	$4,181
Reserve for unfunded commitments	55	52
Deferred loan fees, net of costs	962	292
Deferred compensation	2,431	2,319
Available for sale securities	293
Non accrual interest	336	355
State NOL	2,284	1,977
Pension/deferred compensation OCI	894	1,098
	12,079	10,274

	2021	2020
Deferred tax liabilities:
Intangible assets	(902)	(761)
Organization costs – holding company	(22)	(18)
Organization costs – HVIA	(23)	(20)
Pension	(2,717)	(2,349)
Available for sale securities	—	(1,279)
Accumulated depreciation	(681)	(353)
Accretion	(16)	(54)
	(4,361)	(4,834)
Net deferred tax asset before valuation allowance	7,718	5,440
Valuation allowance	(3,629)	(2,780)
Net deferred tax asset	$4,089	$2,660

The Company has recorded a federal deferred tax asset that based upon an analysis of the evidence, it expects such federal deferred tax asset to be recoverable. The federal deferred tax asset is included in other assets on the balance sheet. However, due to the change in New York State tax legislation passed in March 2014, management has determined that a full valuation allowance, totaling $3,629, against the New York State portion of the deferred tax asset, which includes state net operating losses, at December 31, 2021 and 2020 is appropriate. At December 31, 2021, the Company has net operating loss carryforwards available for state income tax purposes of approximately $34.0 million, with expiration dates through 2031.

The Company did not have any uncertain tax positions at December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2021 and 2020.

	Year Ended December 31, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,949	$(3,277)	$147	$1,819
Other comprehensive income/(loss) before reclassification	(6,021)	792	(12)	(5,241)
Less amounts reclassified from accumulated other comprehensive income	—	21	—	21
Net current period other comprehensive income/(loss)	(6,021)	771	(12)	(5,262)
Ending balance	$(1,072)	$(2,506)	$135	$(3,443)

	Year Ended December 31, 2020
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$439	$(4,642)	$159	$(4,044)
Other comprehensive income/(loss) before reclassification	5,145	1,314	(12)	6,447
Less amounts reclassified from accumulated other comprehensive income	(635)	51	—	(584)
Net current period other comprehensive income/(loss)	4,510	1,365	(12)	5,863
Ending balance	$4,949	$(3,277)	$147	$1,819

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2021 and 2020.

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive		Affected Line Item in the Statement
Comprehensive Income Components	Income		where Net Income is Presented
	2021	2020
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$—	$804	Investment security gains (losses)
Total before tax	—	804
Tax effect	—	169	Provision for income taxes
Net of tax	$—	$635
Amortization of defined benefit pension items
Transition asset	(48)	(48)	Employee benefits
Actuarial gains	$21	$113	Employee benefits
Total before tax	(27)	65
Tax effect	(6)	14	Provision for income taxes
Net of tax	$(21)	$51
Total reclassifications for the period, net of tax	$(21)	$584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 13 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies.

Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at a rate of 0.625% per year from 0.0% in 2015 to 2.5% for 2019. The net unrealized gain or loss on available for sale securities is included in computing regulatory capital. Management believes as of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed that category.

Actual and required capital amounts and ratios are presented below at year-end.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk weighted assets	$192,359	14.12%	$109,000	8.00%	$134,546	9.875%	$136,250	10.00%
Tier 1 (Core) capital to risk weighted assets	175,318	12.87%	81,750	6.00%	107,296	7.875%	109,000	8.00%
Common Tier 1 (CET1) to risk weighted assets	175,318	12.87%	61,312	4.50%	86,859	6.375%	88,562	6.50%
Tier 1 (Core) Capital to average assets	175,318	8.15%	86,093	4.00%	N/A	N/A	107,616	5.00%
December 31, 2020
Total capital to risk weighted assets	$150,397	13.49%	$89,207	8.00%	$110,115	9.875%	$111,509	10.00%
Tier 1 (Core) capital to risk weighted assets	136,446	12.24%	66,906	6.00%	87,814	7.875%	89,207	8.00%
Common Tier 1 (CET1) to risk weighted assets	136,446	12.24%	50,179	4.50%	71,087	6.375%	72,481	6.50%
Tier 1 (Core) Capital to average assets	136,446	8.16%	66,891	4.00%	N/A	N/A	83,613	5.00%

Note 14 — Leases

The Company enters into leases in the normal course of business primarily for financial centers, back office operations locations, business development offices, and information technology equipment. The Company’s leases have remaining terms from one to ten years, some of which include renewal or termination options to extend the lease for up to five years and some include options to terminate the lease upon notification. The Company has no leases that are subject to sub-lease agreements. The Company’s leases do not include residual value guarantees or covenants.

The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected to not recognize leases with original lease terms of twelve months or less (short-term leases) on the Company’s balance sheet.

Leases are classified as operating or financing leases at the lease commencement date. Currently, the Company does not have any leases classified as financing leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB advance rates, adjusted for the lease term and other factors.

Right-of-use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Condition. The right-of-use assets as of December 31, 2021 and 2020 were $3,038 and $1,930, respectively. Lease liabilities as of December 31, 2021 and 2020 were $3,038 and $1,930, respectively.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows:

Years Ending December 31,
2022	$746
2023	695
2024	537
2025	466
2026	381
Thereafter	376
Total undiscounted lease payments	$3,201
Discount	$163
Total discounted lease payments	$3,038
Operating lease weighted average remaining lease term (years)	5.22	years
Operating lease weighted average discount rate	2.79%

Rent expense for all operating leases was $792 in 2021 and $719 in 2020.

Note 15 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s gross sources of noninterest income for the twelve months ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$279	$326
Other	359	356
Trust income	4,788	4,074
Investment advisory income	4,853	4,105
Investment securities gains (losses)(a)	—	804
Earnings on bank owned life insurance(a)	793	702
Other(b)	1,030	1,056
Total Noninterest Income	$12,102	$11,423
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $805 and $657 for 2021 and 2020, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $225 and $399 for 2021 and 2020, respectively, which are outside the scope of ASC 606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Wealth Management Fees (Gross): The Company earns wealth management fees, which includes trust income and investment advisory income, from its contracts with trust and brokerage customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on a tiered scale of the market value of the assets under management at month-end or quarter-end.

Note 16 — Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser extent, standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Statements of Condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligation as it does for on balance sheet instruments. The Bank does not anticipate any material losses from these commitments.

Commitments to extend credit, including commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extensions of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. On loans secured by real estate, the Bank generally requires loan to value ratios of no greater than 80%.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

The Bank has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

A summary of the Bank’s Commitments at December 31, 2021 and 2020 were as follows:

	2021	2020
Commitments to extend credit	$373,628	$230,200
Standby letters of credit	11,501	6,510

Note 17 — Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Company in connection with any such claims and lawsuits, it is the opinion of management that the disposition or ultimate determination of any such claims and lawsuits will not have a material effect on the consolidated financial position, consolidated results or liquidity of the Company.

Note 18 — Subsequent Events

On February 18, 2022 the Company’s board of director’s declared a quarterly cash dividend of $0.20 per share on the Company’s common stock. The dividend was paid on March 14, 2022 to shareholders of record as of March 2, 2022.

Note 19 — Parent Company Information

Financial Information for the Company only is presented in the following tables:

Condensed Statements of Condition

	December 31,
	2021	2020
Assets
Cash and due from banks	$24,441	$10,929
Investment in subsidiaries	179,487	145,497
Goodwill and intangible assets	1,850	2,136
Other assets	211	26
Total assets	$205,989	$158,588

	December 31,
	2021	2020
Liabilities and stockholders’ equity
Subordinated notes, net of issuance costs	$19,376	$19,323
Note payable	3,000	3,000
Other liabilities	777	842
Total liabilities	23,153	23,165
Total stockholders’ equity	182,836	135,423
Total liabilities and stockholders’ equity	$205,989	$158,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
	2021	2020
Operating Income
Dividend income from operating subsidiaries	$5,329	$4,511
Servicing Fee	372	—
Total operating income	5,701	4,511
Operating Expenses
Interest on borrowings	1,087	407
Salaries and employee benefits	372	514
Professional fees	172	142
Directors’ fees and expenses	189	164
Intangible amortization	286	286
Other expenses and income taxes	59	450
Total operating expenses	2,165	1,963
Equity in undistributed earnings of subsidiary	17,751	9,131
Net income	$21,287	$11,679
Comprehensive income	$16,025	$17,542

Condensed Statements of Cash Flows

	Years ended December 31,
	2021	2020
Cash flows from operating activities
Net income after equity in undistributed earnings of subsidiary	$21,287	$11,679
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary companies	(17,751)	(9,131)
Stock-based compensation	69	154
Amortization of intangibles	286	286
Restricted stock expense	475	413
Other, net	(198)	595
Net cash provided by (used in) operating activities	4,168	3,996
Cash flows from investing activities
Investment in operating subsidiary	(21,500)	(10,000)
Net cash used in investing activities	(21,500)	(10,000)
Cash flows from financing activities
Proceeds from the issuance of common stock (net of costs)	35,252	—
Issuance of subordinated notes, net of issuance costs	—	19,323
Dividends paid, common stock	(4,029)	(3,585)
Purchases of treasury stock	(379)	(1,164)
Net cash (used in) provided by financing activities	30,844	14,574
Net increase in cash and cash equivalents	13,512	8,570
Cash and cash equivalents at beginning of year	10,929	2,359
Cash and cash equivalents at end of year	$24,441	$10,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 20 — Segment Information

The reportable segments are determined by the products and services offered by the Company, primarily distinguished between banking and wealth management. Loans, investments, and deposits provide the revenues in the banking operation, and trust fees and investment management fees provide the revenues in wealth management. All operations are domestic.

Significant segment totals are reconciled to the financial statements as follows:

	For the Twelve months ended December 31, 2021
	Banking	Wealth Management	Total Segments
Net interest income	$60,461	$—	$60,461
Noninterest income	2,461	9,641	12,102
Provision for loan loss	(2,428)	—	(2,428)
Noninterest expenses	(36,736)	(6,722)	(43,458)
Income tax expense	(4,777)	(613)	(5,390)
Net income	$18,981	$2,306	$21,287
Total assets	$2,133,440	$9,143	$2,142,583

	For the Twelve months ended December 31, 2020
	Banking	Wealth Management	Total Segments
Net interest income	$48,739	$—	$48,739
Noninterest income	3,365	8,058	11,423
Provision for loan loss	(5,413)	—	(5,413)
Noninterest expenses	(33,838)	(6,393)	(40,231)
Income tax expense	(2,510)	(329)	(2,839)
Net income	$10,343	$1,336	$11,679
Total assets	$1,656,517	$8,419	$1,664,936

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Orange County Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Orange County Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Orange County Bancorp, Inc.’s website at orangebanktrust.com under “Corporate Governance.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2021 regarding the Company’s equity compensation plan that has been approved by stockholders. The Company has no equity-based benefit plans that were not approved by stockholders.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted average option	available for issuance under
	options and rights	exercise price	plan
2019 Equity Incentive Plan	-	-	61,777

(b) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d) Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

Item 14. Principal Accountant’s Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10 K.

(A) Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

(B) Consolidated Statements of Condition - at December 31, 2021 and 2020

(C) Consolidated Statements of Income - Years ended December 31, 2021 and 2020

(D) Consolidated Statements of Comprehensive Income – Years ended December 31, 2021 and 2020

(E) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2021 and 2020

(F) Consolidated Statements of Cash Flows - Years ended December 31, 2021 and 2020

(G) Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits (* documents filed or furnished with this report)

3.1

Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

3.2

Bylaws of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.1

Form of Common Stock Certificate of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.2

Form of 4.25% Fixed-to-Floating Rate Subordinated Note due 2030 of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.6	Description of Registrant’s Securities

10.1	Employment Agreement by and between Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather, effective as of December 31, 2021 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on January 6, 2022)+

10.2

Employment Agreement by and between Orange Bank & Trust Company and Joseph A. Ruhl, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.3*	Change in Control Agreement by and between Orange Bank & Trust Company and Robert Peacock, effective as of February 18, 2022

10.4

Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.5

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.6

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Joseph A. Ruhl (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.7*	Employment Agreement by and between Hudson Valley Investment Advisors, Inc. and Gustave J. Scacco, effective as of January 30, 2015

10.8

Orange Bank & Trust Company Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.9

Orange Bank & Trust Company Annual Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021) +

10.10

Orange County Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.11

Form of Subordinated Note Purchase Agreement, dated as of September 24, 2020, by and between Orange County Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

10.12

Orange County Bancorp, Inc. Stock-Based Deferral Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.13

Orange County Trust Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

21*	Subsidiaries of Registrant

23.1*	Consent of Crowe LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the Company’s Annual Report on Form 10 K, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

+Indicates management contract, compensatory plan or arrangement of the Company.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

ORANGE COUNTY BANCORP, INC..

By:	/s/ Michael J. Gilfeather
Michael J. Gilfeather
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Michael J. Gilfeather Michael J. Gilfeather	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022

/s/ Robert L. Peacock Robert L. Peacock	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2022

/s/ Michael Lesler Michael Lesler	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2022

/s/ Louis Heimbach Louis Heimbach	Chairman of the Board	March 30, 2022

/s/ Gregory F. Holcombe Gregory F. Holcombe	Director	March 30, 2022

/s/ Susan G. Metzger Susan G. Metzger	Director	March 30, 2022

/s/ William D. Morrison William D. Morrison	Director	March 30, 2022

/s/ Virginia K. Rizzo Virginia K. Rizzo	Director	March 30, 2022

/s/ Jonathan F. Rouis Jonathan F. Rouis	Director	March 30, 2022

/s/ Richard B. Rowley Richard B. Rowley	Director	March 30, 2022

/s/ Terry R. Saturno Terry R. Saturno	Director	March 30, 2022

/s/ Gustave J. Scacco Gustave J. Scacco	Director	March 30, 2022

/s/Kevin J. Keane Kevin J. Keane	Director	March 30, 2022