Form 10-Q
period 2022-03-31
Orange County Bancorp, Inc. /DE/
filed 2022-05-11
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 5,633,459 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$356,326	$306,179
Investment securities – available-for-sale	504,141	464,797
Restricted investment in bank stocks	2,774	2,217
Loans	1,334,436	1,291,428
Allowance for loan losses	(18,427)	(17,661)
Loans, net	1,316,009	1,273,767
Premises and equipment, net	14,306	14,601
Accrued interest receivable	6,713	6,643
Bank owned life insurance	39,746	39,513
Goodwill	5,359	5,359
Intangible assets	1,606	1,678
Other assets	34,083	27,829
TOTAL ASSETS	$2,281,063	$2,142,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$726,695	$701,645
Interest bearing	1,346,992	1,212,739
Total deposits	2,073,687	1,914,384
Note payable	3,000	3,000
Subordinated notes, net of issuance costs	19,394	19,376
Accrued expenses and other liabilities	20,433	22,987
TOTAL LIABILITIES	2,116,514	1,959,747
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,633,459 and 5,637,376 outstanding, at March 31, 2022 and December 31, 2021, respectively	2,842	2,842
Surplus	119,900	119,825
Retained Earnings	69,146	64,941
Accumulated other comprehensive income (loss), net of taxes	(25,842)	(3,443)
Treasury stock, at cost; 49,845 and 45,928 shares at March 31, 2022 and December 31, 2021, respectively	(1,497)	(1,329)
TOTAL STOCKHOLDERS’ EQUITY	164,549	182,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,281,063	$2,142,583

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$15,005	$13,228
Interest on investment securities:
Taxable	1,638	1,127
Tax exempt	482	363
Interest on Federal funds sold and other	145	44
TOTAL INTEREST INCOME	17,270	14,762
INTEREST EXPENSE
Savings and NOW accounts	570	592
Time deposits	88	158
Note payable	42	42
Subordinated notes	231	230
TOTAL INTEREST EXPENSE	931	1,022
NET INTEREST INCOME	16,339	13,740
Provision for loan losses	923	66

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,416	13,674
NONINTEREST INCOME
Service charges on deposit accounts	168	175
Trust income	1,170	1,124
Investment advisory income	1,201	1,176
Earnings on bank owned life insurance	233	171
Other	233	246
TOTAL NONINTEREST INCOME	3,005	2,892
NONINTEREST EXPENSE
Salaries	5,269	4,547
Employee benefits	1,401	1,126
Occupancy expense	1,223	965
Professional fees	879	907
Directors’ fees and expenses	345	242
Computer software expense	1,116	1,058
FDIC assessment	309	289
Advertising expenses	190	283
Advisor expenses related to trust income	138	121
Telephone expenses	175	133
Intangible amortization	71	71
Other	705	574
TOTAL NONINTEREST EXPENSE	11,821	10,316
Income before income taxes	6,600	6,250
Provision for income taxes	1,270	1,225
NET INCOME	$5,330	$5,025

Basic and diluted earnings per share	$0.95	$1.12
Weighted average shares outstanding	5,634,667	4,483,139

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net Income	$5,330	$5,025
Other comprehensive income/loss:
Unrealized gains/losses on securities:
Unrealized holding gains/(losses) arising during the period	(28,600)	(5,538)
Reclassification adjustment for (gains)/losses included in net income	—	—
Tax effect	(6,006)	(1,162)
Net of tax	(22,594)	(4,376)
Defined benefit pension plans:
Net gain arising during the period	240	—
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(7)	—
Tax effect	49	—
Net of tax	198	—
Deferred compensation liability:
Unrealized loss	(4)	(3)
Tax effect	(1)	(1)
Net of tax	(3)	(2)
Total other comprehensive income/(loss)	(22,399)	(4,378)
Total comprehensive income	$(17,069)	$647

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	5,025	—	—	5,025
Other comprehensive loss, net of taxes	—	—	—	(4,378)	—	(4,378)
Cash dividends declared ($0.20 per share)	—	—	(890)	—	—	(890)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (9,695 shares)	—	—	—	—	(269)	(269)
Restricted stock expense	—	100	—	—	—	100
Stock-based compensation (2,404 shares)	—	(1)	—	—	71	70
Balance, March 31, 2021	$2,266	$84,774	$51,818	$(2,559)	$(1,218)	$135,081

Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	5,330	—	—	5,330
Other comprehensive loss, net of taxes	—	—	—	(22,399)	—	(22,399)
Cash dividends declared ($0.20 per share)	—	—	(1,125)	—	—	(1,125)
Treasury stock purchased (4,617 shares)	—	—	—	—	(189)	(189)
Restricted stock expense	—	67	—	—	—	67
Stock-based compensation (700 shares)	—	8	—	—	21	29
Balance, March 31, 2022	$2,842	$119,900	$69,146	$(25,842)	$(1,497)	$164,549

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$5,330	$5,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	923	66
Depreciation	376	327
Accretion on loans	(1,232)	(1,184)
Amortization of intangibles	71	71
Amortization of subordinated notes issuance costs	18	17
Restricted stock expense	67	100
Stock-based compensation	29	70
Net amortization of investment premiums	447	524
Earnings on bank owned life insurance	(233)	(171)
Net change in:
Accrued interest receivable	(69)	(1,024)
Other assets	(50)	(1,293)
Other liabilities	(2,557)	(124)
Net cash from operating activities	3,120	2,404
Cash flows from investing activities
Purchases of investment securities available-for-sale	(85,270)	(68,980)
Proceeds from sales and paydowns of investment securities available-for-sale	16,461	28,094
Proceeds from maturities and calls of investment securities available-for-sale	418	5,557
(Purchase) proceeds of restricted investment in bank stocks	(558)	(303)
Loans Purchased	—	(3,025)
Net increase in loans	(41,932)	(74,636)
Additions to premises and equipment	(81)	(358)
Net cash used by investing activities	(110,962)	(113,651)
Cash flows from financing activities
Net increase in deposits	159,303	244,265
Cash dividends paid	(1,125)	(890)
Purchases of treasury stock	(189)	(269)
Net cash from financing activities	157,989	243,106
Net change in cash and cash equivalents	50,147	131,859
Beginning cash and cash equivalents	306,179	121,232
Ending cash and cash equivalents	$356,326	$253,091
Supplemental cash flow information:
Interest paid	1,135	1,246
Income taxes paid	9	15
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	2,873	2,974

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

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with eight locations in Orange County, New York, seven in Westchester County, New York, two in Rockland County, New York, and one in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1,257,877 and $1,325,894 at March 31, 2022 and December 31, 2021, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included herein for the year ended December 31, 2021 for Orange County Bancorp, Inc. contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2022, the results of operations, comprehensive income, stockholders’ equity for the three months ended March 31, 2022 and 2021 and cash flow statements for the three months ended March 31, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Recent Accounting Pronouncements: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings(TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation will adopt ASU 2016-13 effective January 1, 2023 and will simultaneously implement ASU 2022-02.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at March 31, 2022 and December 31, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale March 31, 2022
U.S. government agencies	$82,764	$36	$(4,644)	$78,156
Mortgage-backed securities	332,716	80	(18,336)	314,460
Corporate Securities	20,076	30	(625)	19,481
Obligations of states and political subdivisions	98,541	117	(6,614)	92,044
Total debt securities	$534,097	$263	$(30,219)	$504,141

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2021
U.S. government agencies	$80,596	$440	$(1,330)	$79,706
Mortgage-backed securities	272,931	1,285	(3,784)	270,432
Corporate Securities	20,081	278	(148)	20,211
Obligations of states and political subdivisions	92,545	2,149	(246)	94,448
Total debt securities	$466,153	$4,152	$(5,508)	$464,797

There were no proceeds from sales of securities and associated gains and losses for the three months ended March 31, 2022 and 2021.

The amortized cost and fair value of debt securities as of March 31, 2022 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,331	$6,351
Due after one through five years	11,126	11,078
Due after five through ten years	59,318	56,184
Due after ten years	124,606	116,068
	201,381	189,681
Mortgage-backed securities	332,716	314,460
Total debt securities	$534,097	$504,141

Securities pledged at March 31, 2022 and December 31, 2021 had a carrying amount of $339,088 and $233,907 and were pledged to secure public deposits.

At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized and unrecognized losses at March 31, 2022 and December 31, 2021, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale March 31, 2022
U.S. government agencies	$34,553	$(1,926)	$28,186	$(2,718)	$62,739	$(4,644)
Mortgage-backed securities	226,887	(14,008)	42,711	(4,328)	269,598	(18,336)
Corporate Securities	10,438	(625)	—	—	10,438	(625)
Obligations of states and political subdivisions	71,331	(6,243)	3,034	(371)	74,365	(6,614)
Total debt securities	$343,209	$(22,802)	$73,931	$(7,417)	$417,140	$(30,219)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2021
U.S. government agencies	$10,337	$(121)	$32,210	$(1,209)	$42,547	$(1,330)
Mortgage-backed securities	177,506	(3,273)	14,134	(511)	191,640	(3,784)
Corporate Securities	9,354	(148)	—	—	9,354	(148)
Obligations of states and political subdivisions	13,349	(138)	3,298	(108)	16,647	(246)
Total debt securities	$210,546	$(3,680)	$49,642	$(1,828)	$260,188	$(5,508)

There was no other than temporary impairment loss recognized on any securities at March 31, 2022 or December 31, 2021.

As of March 31, 2022, the Company’s securities portfolio consisted of 267 securities, 193 of which were in an unrealized loss position. As of December 31, 2021, the Company’s securities portfolio consisted of 252 securities, 78 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

At March 31, 2022, mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at March 31, 2022.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in Small Business Administration (“SBA”) issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at March 31, 2022.

At March 31, 2022, the Company’s unrealized loss on obligations of state and political subdivisions was related to the decline in fair value. The fair value decline is driven by interest rate impact and not credit quality. The Company does not have the intent to sell these securities and it is likely that the Company will not be required to sell the securities before their anticipated recovery. Accordingly, the Company does not consider these securities to be other than temporarily impaired at March 31, 2022.

Note 3 — Loans

Loans at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Commercial and industrial	$263,228	$268,508
Commercial real estate	873,111	852,707
Commercial real estate construction	101,080	72,250
Residential real estate	65,160	65,248
Home equity	12,871	13,638
Consumer	18,986	19,077
Total	$1,334,436	$1,291,428

Included in commercial and industrial loans as of March 31, 2022 and December 31, 2021 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $12,689 and $38,114, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:

Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	549	(110)	332	22	(11)	141	923
Charge-offs	(48)	—	—	—	—	(119)	(167)
Recoveries	6	—	—	—	—	4	10
Ending balance	$5,408	$11,073	$1,296	$294	$69	$287	$18,427

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended March 31, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,795	9,782	801	381	77	336	$16,172
Provision for loan losses	149	(195)	201	(35)	(12)	(42)	66
Charge-offs	(16)	(43)	—	—	—	(5)	(64)
Recoveries	87	1	—		—	21	109
Ending balance	$5,015	$9,545	$1,002	$346	$65	$310	$16,283

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2022 and December 31, 2021:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
March 31, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$235	$951	$—	$—	$—	$23	$1,209
collectively evaluated for impairment	5,173	10,122	1,296	294	69	264	17,218
Total ending allowance balance	$5,408	$11,073	$1,296	$294	$69	$287	$18,427
Loans:
Ending balance:
individually evaluated for impairment	$825	$23,375	$—	$1,223	$56	$111	$25,590
collectively evaluated for impairment	262,403	849,736	101,080	63,937	12,815	18,875	1,308,846
Total ending loans balance	$263,228	$873,111	$101,080	$65,160	$12,871	$18,986	$1,334,436

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$137	$1,272	$—	$—	$—	$24	$1,433
collectively evaluated for impairment	4,764	9,911	964	272	80	237	16,228
Total ending allowance balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Loans:
Ending balance:
individually evaluated for impairment	$952	$23,523	$—	$1,227	$50	$114	$25,866
collectively evaluated for impairment	267,556	829,184	72,250	64,021	13,588	18,963	1,265,562
Total ending loans balance	$268,508	$852,707	$72,250	$65,248	$13,638	$19,077	$1,291,428

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $12,689 and $38,114 as of March 31, 2022 and December 31, 2021, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance for loan losses.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2022 and December 31, 2021:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
March 31, 2022
With no related allowance recorded
Commercial and industrial	$—	$—	$—
Commercial real estate	15,046	14,708	—
Commercial real estate construction	—	—	—
Residential real estate	1,234	1,223	—
Home equity	58	56	—
Consumer	—	—	—
Total	$16,338	$15,987	$—
With an allowance recorded:
Commercial and industrial	$825	$825	$235
Commercial real estate	8,719	8,667	951
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	111	111	23
Total	$9,655	$9,603	$1,209

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2021
With no related allowance recorded
Commercial and industrial	$1	$1	$—
Commercial real estate	14,291	13,953	—
Commercial real estate construction	—	—	—
Residential real estate	1,155	1,155	—
Home equity	50	50	—
Consumer	—	—	—
Total	$15,497	$15,159	$—
With an allowance recorded:
Commercial and industrial	$951	$951	$137
Commercial real estate	9,593	9,570	1,272
Commercial real estate construction	—	—	—
Residential real estate	84	72	—
Home equity	—	—	—
Consumer	114	114	24
Total	$10,742	$10,707	$1,433

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$326	$4
Commercial real estate	14,740	160	9,206	89
Commercial real estate construction	578	—	—	—
Residential real estate	704	8	578	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$16,022	$168	$10,110	$93
With an allowance recorded:
Commercial and industrial	$888	$13	$3,477	$45
Commercial real estate	8,708	83	9,800	89
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	647	6
Home equity	—	—	—	—
Consumer	113	1	123	2
Total	$9,709	$97	$14,047	$142

(1)   Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2022 and December 31, 2021:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial and industrial	$—	$—	$1,241	$720
Commercial real estate	3,896	3,928	—	465
Commercial real estate construction	—	—	—	—
Residential real estate	578	578	—	—
Home equity	56	50	—	—
Consumer	—	4	1,037	208
Total	$4,530	$4,560	$2,278	$1,393

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the aging of the recorded investment in past-due loans as of March 31, 2022 and December 31, 2021 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
March 31, 2022
Commercial and industrial	$2,493	$131	$1,241	$3,865	$259,363
Commercial real estate	127	—	3,547	3,674	869,437
Commercial real estate construction	—	—	—	—	101,080
Residential real estate	1,297	—	578	1,875	63,285
Home equity	—	—	—	—	12,871
Consumer	235	178	1,037	1,450	17,536
Total	$4,152	$309	$6,403	$10,864	$1,323,572

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2021
Commercial and industrial	$541	$1,519	$720	$2,780	$265,728
Commercial real estate	—	2,873	1,161	4,034	848,673
Commercial real estate construction	—	—	—	—	72,250
Residential real estate	26	—	578	604	64,644
Home equity	—	58	50	108	13,530
Consumer	1,134	292	212	1,638	17,439
Total	$1,701	$4,742	$2,721	$9,164	$1,282,264

As of March 31, 2022 and December 31, 2021, loans in the process of foreclosure were $2,573 and $2,024 respectively, of which $1,127 and $578 were secured by residential real estate.

As of March 31, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $14,444 and $14,500 respectively. The Company has allocated $740 and $687 of specific allowance for these loans at March 31, 2022 and December 31, 2021, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within the three months ended March 31, 2022 and March 31, 2021.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

There were no loans whose terms were modified resulting in TDRs during the three months ended March 31, 2022 and March 31, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the analysis performed as of March 31, 2022 and December 31, 2021, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
March 31, 2022
Commercial and industrial	$247,410	$4,108	$11,710	$—	$—	$263,228
Commercial real estate	850,977	6,036	16,098	—	—	873,111
Commercial real estate construction	101,080	—	—	—	—	101,080
Residential real estate	64,008	—	1,152	—	—	65,160
Home equity	12,815	—	56	—	—	12,871
Consumer	18,874	—	112	—	—	18,986
Total	$1,295,164	$10,144	$29,128	$—	$—	$1,334,436

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Commercial and industrial	$252,268	$4,156	$12,084	$—	$—	$268,508
Commercial real estate	835,787	679	16,241	—	—	852,707
Commercial real estate construction	72,250	—	—	—	—	72,250
Residential real estate	64,094	—	1,154	—	—	65,248
Home equity	13,588	50	—	—	—	13,638
Consumer	18,963	—	114	—	—	19,077
Total	$1,256,950	$4,885	$29,593	$—	$—	$1,291,428

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $10,686 and $5,076 at March 31, 2022 and December 31, 2021, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	$78,156	$—	$78,156	$—
Mortgage-backed securities	314,460	—	314,460	—
Corporate securities	19,481	—	19,481	—
Obligations of states and political subdivisions	92,044	—	92,044	—
Total securities available-for-sale	$504,141	$—	$504,141	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	79,706	$—	$79,706	$—
Mortgage-backed securities	270,432	—	270,432	—
Corporate securities	20,211	—	20,211	—
Obligations of states and political subdivisions	94,448	—	94,448	—
Total securities available-for-sale	$464,797	$—	$464,797	$—

There were no transfers between Level 1 and Level 2 during 2021.

Assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$300	$—	$—	$300

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2021	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,689	$—	$—	$6,689

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans were $36 and $409 at March 31, 2022 and December 31, 2021, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at March 31, 2022:

	Fair Value			Range
March 31, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$300	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

There were no material collateral dependent, non-TDR impaired loans with a specific reserve as of December 31, 2021.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$356,326	$356,326	$356,326	$—	$—
Loans, net	1,316,009	1,316,502	—	—	1,316,502
Accrued interest receivable	6,713	6,713	—	1,603	5,040
Restricted investment in bank stocks	2,774	NA	—	—	—
Financial liabilities:
Deposits	2,073,687	2,072,658	1,997,758	74,900	—
Note payable	3,000	3,001	—	3,001	—
Subordinated notes, net of issuance costs	19,394	17,775	—	17,775	—
Accrued interest payable	32	32	—	32	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$306,179	$306,179	$306,179	$—	$—
Loans, net	1,273,767	1,277,807	—	—	1,277,807
Accrued interest receivable	6,643	6,643	—	1,603	5,040
Restricted investment in bank stocks	2,217	NA	—	—	—
Financial liabilities:
Deposits	1,914,384	1,914,271	1,831,944	82,327	—
Note payable	3,000	3,030	—	3,030	—
Subordinated notes, net of issuance costs	19,376	18,867	—	18,867	—
Accrued interest payable	250	250	—	250	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Non-interest bearing demand accounts	$726,695	$701,645
Interest-bearing demand accounts	359,689	301,596
Money market accounts	677,918	615,111
Savings accounts	233,455	213,592
Certificates of Deposit	75,930	82,440
Total deposits	$2,073,687	$1,914,384

Time deposits that meet or exceed the FDIC insurance limit of $250 at March 31, 2022 and December 31, 2021 were $18,798 and $23,859, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2022	$51,267
2023	$13,658
2024	4,165
2025	6,840
$75,930

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $6,425 and $6,109 at March 31, 2022 and December 31, 2021, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Service cost	$—	$47
Interest cost	202	190
Expected return on plan assets	(496)	(515)
Amortization of transition cost	(7)	(12)
Amortization of net loss	—	5
Net periodic benefit cost/(income)	$(301)	$(285)

The Company has a time based restricted stock plan. For the three months ended March 31, 2022 and 2021, the Company’s recognized stock-based compensation costs were $67 and $100, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three months ended March

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

31, 2022 and 15,162 restricted stock awards granted for the three months ended March 31, 2021. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at March 31, 2022 was $155.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2022 is presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	22,922	$28.92
Granted	—	$
Vested	(11,245)	$28.59
Forfeited	—	$
Non-vested at end of period	11,677	$29.24

On September 22, 2021 restricted stock units (RSUs) were granted in the amount of 48,004 from the Company’s 2019 Equity Incentive Plan to officers of the Bank and HVIA and directors of the Company in connection with the successful completion of the Company’s initial public stock offering, listing on the NASDAQ Capital Market and the recent past years’ success experienced by the Bank. Non-employee directors received 16,500 restricted stock units while officers received 31,504 restricted stock units. The restricted stock units granted to officers will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant. The restricted stock units granted to nonemployee directors are 100% vested as of the date of grant and are settled in shares of Company common stock upon separation from service. In addition, the Company made a discretionary contribution of $200,000 to the Company’s KSOP Trust and purchased shares of the Company’s common stock in the open market for the benefit of all eligible non-highly compensated employees who remain employed by the Company, Bank or HVIA as of December 31, 2021.

The following table summarizes the activity of RSU’s since the September 2021 grant:

Restricted Stock Units
Non-vested RSU's at beginning of period	48,004
Granted	17,555
Vested	—
Forfeited	(1,641)
Non-vested RSU's at end of period	63,918

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(22,594)	206	(3)	(22,391)
Less amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current period other comprehensive income/(loss)	(22,594)	198	(3)	(22,399)
Ending balance	$(23,666)	$(2,308)	$132	$(25,842)

	Three Months Ended March 31, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,949	$(3,277)	$147	$1,819
Other comprehensive income/(loss) before reclassification	(4,376)	—	(2)	(4,378)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(4,376)	—	(2)	(4,378)
Ending balance	$573	$(3,277)	$145	$(2,559)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where
			Net Income is Presented
	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2022	2021
Unrealized gains and losses on available-for-sale securities
Realized (losses) gains on securities available-for-sale	$—	$—	Investment security gains (losses)
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Amortization of defined benefit pension items
Transition asset	$(7)	$—	Other expense
Actuarial gains (losses)	-	—	Other expense
Total before tax	(7)	—
Tax effect	(1)	—	Provision for income taxes
Net of tax	$(8)	$—

Total reclassifications for the period, net of tax	$(8)	$—

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Noninterest Income
Service charges on deposit accounts	$168	$175
Trust income	1,170	1,124
Investment advisory income	1,201	1,176
Earnings on bank owned life insurance(a)	233	171
Other(b)	233	246
Total Noninterest Income	$3,005	$2,892
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $191 and $186 for the three months ended March 31, 2022 and 2021, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $42 and $60 for the three months ended March 31, 2022 and 2021, respectively, which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	For the Three months ended March 31, 2022
	Banking	Wealth Management	Total Segments
Net interest income	$16,339	$—	$16,339
Noninterest income	634	2,371	3,005
Provision for loan loss	(923)	—	(923)
Noninterest expenses	(9,931)	(1,890)	(11,821)
Income tax expense	(1,169)	(101)	(1,270)
Net income	$4,950	$380	$5,330
Total assets	$2,272,061	$9,002	$2,281,063

	For the Three months ended March 31, 2021
	Banking	Wealth Management	Total Segments
Net interest income	$13,740	$—	$13,740
Noninterest income	592	2,300	2,892
Provision for loan loss	(66)	—	(66)
Noninterest expenses	(8,672)	(1,644)	(10,316)
Income tax expense	(1,087)	(138)	(1,225)
Net income	$4,507	$518	$5,025
Total assets	$1,900,373	$8,381	$1,908,754

Note 10 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules), became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

conservation buffer is 2.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at March 31, 2022 and at December 31, 2021 exceeded the regulatory minimum levels to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at March 31, 2022 and December 31, 2021 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital to risk weighted assets	$197,872	13.65%	$115,992	8.00%	$143,177	9.875%	$144,990	10.00%
Tier 1 (Core) capital to risk weighted assets	179,742	12.40%	86,994	6.00%	114,179	7.875%	115,992	8.00%
Common Tier 1 (CET1) to risk weighted assets	179,742	12.40%	65,245	4.50%	92,431	6.375%	94,243	6.50%
Tier 1 (Core) Capital to average assets	179,742	8.03%	89,486	4.00%	N/A	N/A	111,858	5.00%
December 31, 2021
Total capital to risk weighted assets	$192,359	14.12%	$109,000	8.00%	$134,546	9.875%	$136,250	10.00%
Tier 1 (Core) capital to risk weighted assets	175,318	12.87%	81,750	6.00%	107,296	7.875%	109,000	8.00%
Common Tier 1 (CET1) to risk weighted assets	175,318	12.87%	61,312	4.50%	86,859	6.375%	88,562	6.50%
Tier 1 (Core) Capital to average assets	175,318	8.15%	86,093	4.00%	N/A	N/A	107,616	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.3 billion in assets under management at March 31, 2022. As of March 31, 2022, our assets, loans, deposits and stockholders’ equity totaled $2.3 billion, $1.3 billion, $2.1 billion and $164.5 million, respectively.

Key Factors Affecting Our Business

Risks Related to the COVID-19 Pandemic In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. As a result, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19.

Over the last two years, the governments of the State of New York and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers. As of March 31, 2022, most of these restrictions have been removed and businesses have reopened.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included a number of provisions that impacted our business, including accounting relief for troubled debt restructurings. Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who were, or may have been, unable to meet their contractual payment obligations because of the effects of COVID-19. Modifications included payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. Based on guidance in the CARES Act and COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructured classification under U.S. GAAP through January 1, 2022. The CARES Act also established the PPP through the U.S. Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements.

From a credit risk and lending perspective, we identified and assessed our COVID-19 related credit exposures based on asset class and borrower type. As of March 31, 2022, no specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities portfolio.

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

We anticipate that interest rates will increase over the next several quarters. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

Noninterest Income. Noninterest income is also a contributor to our net income. Noninterest income consists primarily of our investment advisory income, trust income generated by HVIA and our trust department, as well as income generated by our BOLI investment earnings. In addition, noninterest income is also impacted by net gains (losses) on the sale of investment securities, service charges on deposit accounts, and other fee income consisting primarily of debit card fee income, checkbook fees and rebates and safe deposit box rental income.

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

Critical Accounting Estimates

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. These critical estimates, policies and their application are periodically reviewed with the Audit Committee and the board of directors. Management believes that the most critical accounting estimates, which involve the most complex or subjective decisions or assessments, are as follows:

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			March 31, 2022
			vs.
	As of March 31,	As of December 31,	December 31, 2021
	2022	2021	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,281,063	2,142,583	138,480	6.5%
Cash and due from banks	356,326	306,179	50,147	16.4%
Loans, net	1,316,009	1,273,767	42,242	3.3%
Investment securities, available for sale	504,141	464,797	39,344	8.5%
Deposits	2,073,687	1,914,384	159,303	8.3%
Note payable	3,000	3,000	—	—%
Subordinated notes, net of issuance costs	19,394	19,376	18	0.1%
Stockholders’ Equity	164,549	182,836	(18,287)	(10.0)%

Assets. Our total assets were $2.3 billion at March 31, 2022, an increase of $138.5 million, or 6.5%, from $2.1 billion at December 31, 2021. The increase was primarily driven by an increase in cash and due from banks of $50.2 million, or 16.4%, and an increase in net loans of $42.2 million, or 3.3%. The increase in cash also allowed for an increase in investment securities available-for-sale of $39.3 million, or 8.5%.

Cash and due from banks. Cash and due from banks increased $50.2 million, or 16.4%, to $356.3 million at March 31, 2022, from $306.2 million at December 31, 2021. The increase was primarily due to increases in deposit account balances driven by continued increases in municipal deposits, ongoing success attracting business account assets, and growth of attorney trust accounts during the period.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$250,539	18.77%	$230,394	17.84%
Commercial real estate	873,111	65.43%	852,707	66.03%
Commercial real estate construction	101,080	7.57%	72,250	5.59%
Residential real estate	65,160	4.88%	65,248	5.05%
Home equity	12,871	0.96%	13,638	1.06%
Consumer	18,986	1.42%	19,077	1.48%
PPP loans	12,689	0.95%	38,114	2.95%
Total loans	1,334,436	100.00%	1,291,428	100.00%
Allowance for loan losses	18,427		17,661
Total loans, net	$1,316,009		$1,273,767

Net loans increased $42.2 million, or 3.3%, to over $1.32 billion at March 31, 2022 from $1.27 billion at December 31, 2021 primarily due to increases in commercial real estate loan categories as well as commercial and industrial loans during the quarter. Commercial real estate loans increased $20.4 million, or 2.4%, to $873.1 million at March 31, 2022 from $852.7 million at December 31, 2021. Commercial real estate construction loans experienced an increase of $28.8 million, or 39.9%, to $101.1 million at March 31, 2022 from $72.3 million at December 31, 2021. These commercial real estate related increases were primarily as a result of increased loan originations to new and existing customers during the quarter as well as our strategic focus on geographic expansion in our market area. Commercial and industrial loans grew $20.2 million, or 8.7%, reaching $250.5 million at March 31, 2022 from $230.4 million at December 31, 2021. We anticipate that loan growth is expected to continue as a result of strategic execution and customer acquisition stemming from industry consolidation.

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across the Bank’s loan portfolios.

The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings which were relatively level totaling approximately $4.5 million at March 31, 2022 and December 31, 2021. No PPP loans were considered non-performing at March 31, 2022 or December 31, 2021.

	At March 31,	At December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial real estate	3,896	3,928
Commercial real estate construction	—	—
Residential real estate	578	578
Home equity	56	50
Consumer	—	4
Total non-accrual loans	4,530	4,560
Accruing loans 90 days or more past due:
Commercial and industrial	1,241	720
Commercial real estate	—	465
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	1,037	208
Total accruing loans 90 days or more past due	2,278	1,393
Total non-performing loans	6,808	5,953
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$6,808	$5,953
Ratios:
Total non-performing loans to total loans	0.51%	0.46%
Total non-performing loans to total assets	0.30%	0.28%
Total non-performing assets to total assets	0.30%	0.28%

Non-performing loans at March 31, 2022 totaled $6.8 million and consisted primarily of $1.2 million of commercial and industrial loans, $1.0 million of consumer loans and $3.9 million of commercial real estate loans. We had no other real estate owned at March 31, 2022 and December 31, 2021, respectively.

Non-performing assets increased $855,000, or 14.4%, to $6.8 million, or 0.30% of total assets, at March 31, 2022 from $6.0 million, or 0.28% of total assets, at December 31, 2021. The increase in non-performing assets at March 31, 2022 compared to December 31, 2021 was primarily due to an increase of approximately $830 thousand in consumer loans coupled with an increase in non-performing commercial and industrial loans.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the three months ended March 31, 2022. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At March 31, 2022, the Bank had total non-performing loans of $6.8 million which included $3.5 million of Troubled Debt Restructured Loans (“TDRs”). The latter represents 0.27% of total loans and was relatively level as compared with $3.6 million at December 31, 2021.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At March 31,	At December 31,
	2022	2021

	(Dollars in thousands)
Classification of Assets:
Substandard	$29,128	$29,593
Doubtful	—	—
Loss	—	—
Total Classified Assets	$29,128	$29,593
Special Mention	$10,144	$4,885

On the basis of management’s review of our assets, we classified $29.1 million of our assets at March 31, 2022 as substandard compared to $29.6 million at December 31, 2021. We designated $10.1 million of our assets at March 31, 2022 as special mention compared to $4.9 million designated as special mention at December 31, 2021, as a result of migration into those categories and the related reserve requirements.

Allowance for Loan Losses

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

The allowance for loan losses increased by $2.1 million, or 13.2%, to $18.4 million, or 1.38% of total loans (or 1.41% of total loans, excluding PPP loans), at March 31, 2022 from $16.3 million, or 1.32% of total loans (or 1.47% of total loans, excluding PPP loans), at March 31, 2021. The increase in the allowance for loan losses was primarily due to the growth in our commercial real estate loan portfolio, our commercial real estate construction loan segment, and our commercial and industrial loans.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	At or for the Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Balance at beginning of year	$17,661	$16,172
Charge-offs:
Commercial and industrial	48	16
Commercial real estate	—	43
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	119	5
PPP loans	—	—
Total charge-offs	167	64
Recoveries:
Commercial and industrial	6	87
Commercial real estate	—	1
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	4	21
Total recoveries	10	109
Net charge-offs (recoveries)	157	(45)
Provision for loan losses	923	66
Balance at end of period	$18,427	$16,283
Ratios:
Net charge-offs to average loans outstanding	0.01%	—%
Allowance for loan losses to non-performing loans at end of period	270.67%	667.61%
Allowance for loan losses to total loans at end of period	1.38%	1.32%
Allowance for loan losses to total loans (excluding PPP Loans) at end of period	1.41%	1.47%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At March 31, 2022		At December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$82,764	$78,156	$80,596	$79,706
Mortgage-backed securities	332,716	314,460	272,931	270,432
Corporate securities	20,076	19,481	20,081	20,211
Municipal securities	98,541	92,044	92,545	94,448
Total	$534,097	$504,141	$466,153	$464,797

Available for sale securities increased $39.3 million, or 8.5%, to $504.1 million at March 31, 2022 from $464.8 million at December 31, 2021, as mortgage-backed securities, issued by U.S. agencies, increased $59.8 million, municipal securities increased $6.0 million and U.S. Government agency securities increased $2.2 million. These increases were primarily the result of using excess funds from our deposit growth during the three months ended March 31, 2022 to increase our purchases of investment securities as described.

We did not have held-to-maturity securities at March 31, 2022 and March 31, 2021.

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

No impairment charges were recorded for the three months ended March 31, 2022 and December 31, 2021.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At March 31, 2022			At December 31, 2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$726,695	35.04%	—	$701,645	36.65%	—
Interest bearing demand deposits	359,689	17.35%	0.10%	301,596	15.75%	0.11%
Money market deposits	677,918	32.69%	0.26%	615,111	32.14%	0.26%
Savings deposits	233,455	11.26%	0.14%	213,592	11.16%	0.14%
Certificates of deposit	75,930	3.66%	0.31%	82,440	4.31%	0.46%
Total	$2,073,687	100.00%	0.13%	$1,914,384	100.00%	0.14%

Total deposits increased $159.3 million, or 8.3%, to $2.1 billion at March 31, 2022 from $1.9 billion at December 31, 2021. We experienced increases in all deposit categories except certificates of deposit. Non-interest-bearing demand deposits increased $25.1 million, money market deposits increased $62.8 million, interest-bearing demand deposits increased $58.1 million and savings deposits increased $19.9 million during the first three months of 2022 primarily related to a focus on business account activity, coupled with increased municipal deposit growth as well as increases in our attorney trust account relationships. Our strategy remains focused on increasing business demand deposit accounts by offering our suite of cash management products. Certificates of deposit decreased $6.5 million, or 7.9%, to $75.9 million at March 31, 2022 from $82.4 million at December 31, 2021, largely due to our continued strategy to reduce higher cost certificates of deposit. At March 31, 2022, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.0 billion, or 96.3% of our total deposits. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at March 31, 2022. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $13.9 million and $52.8 million, respectively, at March 31, 2022.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were zero at March 31, 2022. We have the capacity to borrow up to an additional $405.4 million from the Federal Home Loan Bank of New York at March 31, 2022.

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

Stockholders’ Equity

Stockholders’ equity experienced a decrease of approximately $18.3 million, to $164.5 million, at March 31, 2022 from $182.8 million at December 31, 2021. The decrease was primarily due to a $22.4 million increase in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes. Offsetting the AOCI fluctuation, the Bank recognized an increase in retained earnings of approximately $4.2 million associated with earnings during the first quarter, net of dividends paid.

Average Balance Sheets and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.3 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,265,828	$14,400	4.61%	$1,084,848	$12,036	4.50%
PPP loans	23,268	606	10.56%	94,479	1,192	5.12%
Investment securities available for sale	475,018	2,087	1.78%	340,682	1,471	1.75%
Cash and due from banks and other	382,830	145	0.15%	177,393	44	0.10%
Restricted stock	2,421	32	5.36%	1,520	19	5.07%
Total interest-earning assets	2,149,365	17,270	3.26%	1,698,922	14,762	3.52%
Noninterest-earning assets	85,661			81,012
Total assets	$2,235,026			$1,779,934
Interest-bearing liabilities:
Interest-bearing demand deposits	$357,100	87	0.10%	$262,565	82	0.13%
Money market deposits	649,419	410	0.26%	539,295	459	0.35%
Savings deposits	210,887	73	0.14%	158,893	51	0.13%
Certificates of deposit	80,049	88	0.45%	90,796	158	0.71%
Total interest-bearing deposits	1,297,455	658	0.21%	1,051,549	750	0.29%
FHLB Advances and other borrowings	—	—	—%	—	—	—%
Note payable	3,000	42	5.68%	3,000	42	5.68%
Subordinated notes	19,383	231	4.83%	19,335	230	4.82%
Total interest-bearing liabilities	1,319,838	931	0.29%	1,073,884	1,022	0.39%
Noninterest-bearing demand deposits	713,509			552,441
Other noninterest-bearing liabilities	22,077			19,057
Total liabilities	2,055,424			1,645,382
Total stockholders’ equity	179,602			134,552
Total liabilities and stockholders’ equity	$2,235,026			$1,779,934
Net interest income		$16,339			$13,740
Net interest rate spread(2)			2.97%			3.13%
Net interest-earning assets(3)	$829,527			$625,038
Net interest margin(4)			3.08%			3.28%
Average interest-earning assets to interest-bearing liabilities			162.9%			158.2%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2022 vs. 2021
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,053	$311	$2,364
PPP loans	(1,881)	1,294	(587)
Investment securities available for sale	590	27	617
Cash and due from banks	77	24	101
Other	12	1	13
Total interest-earning assets	851	1,657	2,508
Interest-bearing liabilities:
Interest-bearing demand deposits	23	(18)	5
Money market deposits	73	(121)	(48)
Savings deposits	18	4	22
Certificates of deposit	(11)	(59)	(70)
Total interest-bearing deposits	103	(194)	(91)
Federal Home Loan Bank
advances	—	—	—
Note payable	—	—	—
Subordinated notes	1	—	1
Total interest-bearing liabilities	104	(194)	(90)
Change in net interest income	$747	$1,851	$2,598

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change
	2022	2021	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$17,270	$14,762	$2,508	17.0%
Interest expense	931	1,022	(91)	(8.9)%
Net interest income	16,339	13,740	2,599	18.9%
Provision for loan losses	923	66	857	1,298.5%
Noninterest income	3,005	2,892	113	3.9%
Noninterest expense	11,821	10,316	1,505	14.6%
Provision for income taxes	1,270	1,225	45	3.7%
Net income	5,330	5,025	305	6.1%

General. Net income increased $305 thousand, or 6.1%, to $5.3 million for the three months ended March 31, 2022 from $5.0 million for the three months ended March 31, 2021. The increase resulted from a $2.6 million increase in net interest income and an increase of $113 thousand in noninterest income. These increases were partially offset by an increase of $857 thousand in the provision for loan losses as well as an increase of $1.5 million in noninterest expense and an increase of $45 thousand in the provision for income taxes.

Interest Income. Interest income increased $2.5 million, or 17.0%, to $17.3 million for the three months ended March 31, 2022 from $14.8 million for the three months ended March 31, 2021. This increase was the result of an increase in the average balance of interest-earning assets, which increased by $450.4 million, or 26.7%, to $2.2 billion for the three months ended March 31, 2022 from $1.7 billion for the three months ended March 31, 2021. Partially offsetting the increase in interest income was a decrease in the average yield on interest-earning assets of 26 basis points to 3.26% for the three months ended March 31, 2022 from 3.52% for the three months ended March 31, 2021.

Interest income on loans increased by $1.8 million, or 13.4%, to $15.0 million during the three months ended March 31, 2022 from $13.2 million during the three months ended March 31, 2021. The increase in interest income on loans was primarily due to increases in the average balance of loans and the average yield on loans. The average balance of loans increased by $109.8 million, or 9.3%, to $1.3 billion for the three months ended March 31, 2022 compared to $1.2 billion for the three months ended March 31, 2021. The average yield on loans, excluding PPP loans, increased by 11 basis points from 4.50% for the three months ended March 31, 2022 to 4.61% for the three months ended March 31, 2022. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate, commercial real estate construction, and commercial and industrial loans.

Interest income on securities increased by $616 thousand, or 41.9%, to $2.1 million during the three months ended March 31, 2022 from $1.5 million during the three months ended March 31, 2021. The increase in interest income on securities was due to an increase in the average balance of securities as well as a slight increase in the average yield on securities during the period. The average balance of securities increased by $134.3 million, or 39.4%, to $475.0 million for the three months ended March 31, 2022 compared to $340.7 million for the three months ended March 31, 2021. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities increased by three basis points overall from 1.75% for the three months ended March 31, 2021 to 1.78% for the three months ended March 31, 2022. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during the quarter ended March 31, 2022.

Interest Expense. Interest expense decreased $91 thousand, or 8.9%, to $931 thousand for the three months ended March 31, 2022 from $1.0 million for the three months ended March 31, 2021. The decrease in interest expense was a result of continued focus on lower rate interest-bearing liabilities, primarily deposits. The average rate paid on interest-bearing deposits decreased eight basis points to 0.21% during the three months ended March 31, 2022 as compared to 0.29% for the prior year three month period ended March 31, 2021. The average balance of interest-bearing liabilities increased by $246.0 million, or 22.9%, to $1.3 billion for the three months ended March 31, 2022 as compared to $1.1 billion for the three months ended March 31, 2021.

Interest expense on interest-bearing deposits decreased by $92 thousand, or 12.3%, to $658 thousand during the three months ended March 31, 2022 from $750 thousand during the three months ended March 31, 2021. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased eight basis points to 0.21% during the three months ended March 31, 2022 as compared to 0.29% for the three months ended March 31, 2021. The average cost of interest-bearing deposits decreased due to the continued focus on lower interest rate products coupled with reduced rates on money market, demand deposit, and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected our strategy to increase commercial deposit accounts of our customers.

We also expensed a level amount of approximately $231 thousand in interest expense for the three months ended March 31, 2022 and 2021, respectively, for the quarterly expense related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $2.6 million, or 19.0%, to $16.3 million for the three months ended March 31, 2022 from $13.7 million for the three months ended March 31, 2021 due to an increase in net interest-earning assets, partially offset by a decrease in net interest margin for the period. Net interest-earning assets increased by $204.5 million to $829.5 million for the three months ended March 31, 2022 from $625.0 million for the three months ended March 31, 2021. Net interest rate spread decreased by 16 basis points to 2.97% for the three months ended March 31, 2022 from 3.13% for the three months ended March 31, 2021, reflecting a 10 basis points decrease in the average rate paid on interest-bearing liabilities and a 26 basis points decrease in the average yield on interest-earnings assets. The net interest margin decreased 20 basis points to 3.08% for the three months ended March 31, 2022 from 3.28% for the three months ended March 31, 2021 due to the continued pressure on short term and overnight rates during the first quarter coupled with the increased cash balances held by the Bank.

Provision for Loan Losses. The Company recognized provisions for loan losses of $923 thousand for the three months ended March 31, 2022 compared to $66 thousand for the three months ended March 31, 2021. The increased provision during the three months ended March 31, 2022 as compared to the same period last year reflected continued growth of the loan portfolio as well as an increase in commercial real estate construction loans and a modest increase in non-accrual loans and delinquency trends. The allowance for loan losses to total loans was 1.38% as of March 31, 2022 and 1.32% as of March 31, 2021.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$168	$175	$(7)	(4.0)%
Trust income	1,170	1,124	46	4.1%
Investment advisory income	1,201	1,176	25	2.1%
Earnings on bank owned life insurance	233	171	62	36.3%
Other	233	246	(13)	(5.3)%
Total noninterest income	$3,005	$2,892	$113	3.9%

Noninterest income increased $113 thousand, or 3.9%, to $3.0 million for the three months ended March 31, 2022 from $2.9 million for the same period in 2021. Our Wealth Management division revenues, which include our Trust and Asset Management businesses grew 3.1% quarter-over-quarter, to $2.4 million for the first quarter of 2022. During the same period, assets-under-management for the Trust and Asset Management group experienced a 2.2% increase and exceeded $1.2 billion at March 31, 2022.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent

Salaries	$5,269	$4,547	$722	15.9%
Employee benefits	1,401	1,126	275	24.4%
Occupancy expense	1,223	965	258	26.7%
Professional fees	879	907	(28)	(3.1)%
Directors’ fees and expenses	345	242	103	42.6%
Computer software expense	1,116	1,058	58	5.5%
FDIC assessment	309	289	20	6.9%
Advertising expenses	190	283	(93)	(32.9)%
Advisor expenses related to trust income	138	121	17	14.0%
Telephone expenses	175	133	42	31.6%
Intangible amortization	71	71	—	—
Other	705	574	131	22.8%
Total noninterest expense	$11,821	$10,316	$1,505	14.6%

Noninterest expense was $11.8 million and $10.3 million, respectively, during the first quarters of 2022 and 2021 resulting in a related increase of $1.5 million, or 14.6% for the period. The increase in noninterest expense for the three month period ended March 31, 2022 as compared to the same period in the prior year was mainly driven by the Bank’s continued investment in growth. This investment was comprised primarily of increases in salaries, employee benefits, occupancy expenses, and computer software expenses. Salaries and employee benefits increased primarily as a result of hiring additional employees, along with increased salaries in the normal course of business. Computer software expense increased as a result of our investment in loan credit processing and monitoring software, along with increased technology costs as a result of our loan growth. The increase in occupancy expense was due to the related costs associated with branch expansion during the period.

Provision for Income Tax. The provision for income taxes for the three months ended March 31, 2022 was $1.3 million compared to $1.2 million for the same period in 2021. The increase was due to the increase in income before income taxes. The effective tax rate for the three month periods ended March 31, 2022 and 2021, was 19.2% and 19.6%, respectively.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended March 31,
	2022			2021
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$16,339	$—	$16,339	$13,740	$—	$13,740
Noninterest income	634	2,371	3,005	592	2,300	2,892
Provision for loans loss	(923)	—	(923)	(66)	—	(66)
Noninterest expenses	(9,931)	(1,890)	(11,821)	(8,672)	(1,644)	(10,316)
Income tax expense	(1,169)	(101)	(1,270)	(1,087)	(138)	(1,225)
Net income	$4,950	$380	$5,330	$4,507	$518	$5,025
Assets under management and/or administration (AUM) (market value)	$—	$1,257,877	$1,257,877	$—	$1,230,150	$1,230,150
Total assets	$2,272,061	$9,002	$2,281,063	$1,900,373	$8,381	$1,908,754

The market value of assets under management and/or administration at March 31, 2022 was $1.3 billion as compared to $1.2 billion at March 31, 2021. This includes assets held at both Orange Bank & Trust Company and HVIA at March 31, 2022 and March 31, 2021. This increase primarily was due to successful business development and market value appreciation.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $246 thosuand or 15.0%, to $1.9 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021. The increase in expenses was primarily due to the continued growth of the business unit and its related operations.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022 and December 31, 2021, cash and due from banks totaled $356.3 million and $306.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $504.1 million at March 31, 2022 and $464.8 million at December 31, 2021.

Certificates of deposit due within one year of March 31, 2022 totaled $48.6 million, or 64.0% of total certificates of deposit. At March 31, 2022, total certificates of deposit were $75.9 million, or 3.7% of total deposits. Certificates of deposit due within one year of December 31, 2021 totaled $59.3 million, or 71.9% of total certificates of deposit. At December 31, 2021, total certificates of deposit were $82.4 million, or 4.3% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2022, we had a total of $13.9 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2022, we had no outstanding advances and the ability to borrow up to $405.4 million. At March 31, 2022, we had a $3.5 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at March 31, 2022. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at March 31, 2022. There were no outstanding borrowings with ACBB at March 31, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.1 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $111.0 million and $113.7 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $158.0 million and $243.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At March 31, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at March 31, 2022 and December 31, 2021.

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

At March 31, 2022, we had $410.5 million in loan commitments outstanding. We also had $11.4 million in standby letters of credit at March 31, 2022.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Date: May 11, 2022

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Peacock
Name:	Robert L. Peacock
Title:	Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)