Form 10-Q
period 2022-06-30
Orange County Bancorp, Inc. /DE/
filed 2022-08-11
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 5,635,519 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$271,445	$306,179
Investment securities – available-for-sale	561,663	464,797
Restricted investment in bank stocks	3,063	2,217
Loans	1,471,728	1,291,428
Allowance for loan losses	(23,642)	(17,661)
Loans, net	1,448,086	1,273,767
Premises and equipment, net	14,279	14,601
Accrued interest receivable	6,947	6,643
Bank owned life insurance	39,982	39,513
Goodwill	5,359	5,359
Intangible assets	1,535	1,678
Other assets	39,690	27,829
TOTAL ASSETS	$2,392,049	$2,142,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$791,778	$701,645
Interest bearing	1,411,670	1,212,739
Total deposits	2,203,448	1,914,384
Note payable	3,000	3,000
Subordinated notes, net of issuance costs	19,413	19,376
Accrued expenses and other liabilities	20,465	22,987
TOTAL LIABILITIES	2,246,326	1,959,747
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,635,519 and 5,637,376 outstanding, at June 30, 2022 and December 31, 2021, respectively	2,842	2,842
Surplus	119,946	119,825
Retained Earnings	70,131	64,941
Accumulated other comprehensive income (loss), net of taxes	(45,761)	(3,443)
Treasury stock, at cost; 47,785 and 45,928 shares at June 30, 2022 and December 31, 2021, respectively	(1,435)	(1,329)
TOTAL STOCKHOLDERS’ EQUITY	145,723	182,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,392,049	$2,142,583

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$15,200	$14,033	$30,206	$27,261
Interest on investment securities:
Taxable	2,249	1,156	3,887	2,284
Tax exempt	553	408	1,034	771
Interest on Federal funds sold and other	482	61	627	104
TOTAL INTEREST INCOME	18,484	15,658	35,754	30,420
INTEREST EXPENSE
Savings and NOW accounts	651	617	1,221	1,209
Time deposits	51	137	139	295
Note payable	42	42	84	84
Subordinated notes	231	230	462	460
TOTAL INTEREST EXPENSE	975	1,026	1,906	2,048
NET INTEREST INCOME	17,509	14,632	33,848	28,372
Provision for loan losses	5,510	809	6,433	875

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,999	13,823	27,415	27,497
NONINTEREST INCOME
Service charges on deposit accounts	161	158	329	333
Trust income	1,223	1,184	2,393	2,307
Investment advisory income	1,099	1,235	2,300	2,411
Earnings on bank owned life insurance	236	173	469	344
Other	258	278	491	524
TOTAL NONINTEREST INCOME	2,977	3,028	5,982	5,919
NONINTEREST EXPENSE
Salaries	5,499	4,726	10,768	9,273
Employee benefits	1,374	876	2,775	2,002
Occupancy expense	1,105	967	2,328	1,932
Professional fees	1,240	1,023	2,119	1,930
Directors’ fees and expenses	160	252	505	494
Computer software expense	1,238	1,032	2,353	2,090
FDIC assessment	313	267	622	555
Advertising expenses	564	285	755	568
Advisor expenses related to trust income	20	140	158	261
Telephone expenses	138	136	313	270
Intangible amortization	71	71	143	142
Other	744	626	1,448	1,199
TOTAL NONINTEREST EXPENSE	12,466	10,401	24,287	20,716
Income before income taxes	2,510	6,450	9,110	12,700
Provision for income taxes	400	1,257	1,670	2,482
NET INCOME	$2,110	$5,193	$7,440	$10,218

Basic and diluted earnings per share	$0.38	$1.16	$1.32	$2.28
Weighted average shares outstanding	5,618,296	4,488,602	5,618,232	4,485,886

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$2,110	$5,193	$7,440	$10,218
Other comprehensive income/(loss):
Unrealized gains/losses on securities:
Unrealized holding gains/(losses) arising during the period	(25,460)	1,817	(54,060)	(3,722)
Tax effect	(5,346)	381	(11,352)	(782)
Net of tax	(20,114)	1,436	(42,708)	(2,940)
Defined benefit pension plans:
Net gain arising during the period	240	—	480	—
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(7)	14	(14)	14
Tax effect	49	3	98	3
Net of tax	198	11	396	11
Deferred compensation liability:
Unrealized loss	(4)	(5)	(7)	(8)
Tax effect	(1)	(1)	(1)	(2)
Net of tax	(3)	(4)	(6)	(6)
Total other comprehensive income/(loss)	(19,919)	1,443	(42,318)	(2,935)
Total comprehensive income/(loss)	$(17,809)	$6,636	$(34,878)	$7,283

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2022	$2,842	$119,900	$69,146	$(25,842)	$(1,497)	$164,549
Net income	—	—	2,110	—	—	2,110
Other comprehensive loss, net of taxes	—	—	—	(19,919)	—	(19,919)
Cash dividends declared ($0.20 per share)	—	—	(1,125)	—	—	(1,125)
Restricted stock expense	—	33	—	—	—	33
Stock-based compensation (2,060 shares)	—	13	—	—	62	75
Balance, June 30, 2022	$2,842	$119,946	$70,131	$(45,761)	$(1,435)	$145,723

Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	7,440	—	—	7,440
Other comprehensive loss, net of taxes	—	—	—	(42,318)	—	(42,318)
Cash dividends declared ($0.40 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchased (4,617 shares)	—	—	—	—	(189)	(189)
Restricted stock expense	—	100	—	—	—	100
Stock-based compensation (2,760 shares)	—	21	—	—	83	104
Balance, June 30, 2022	$2,842	$119,946	$70,131	$(45,761)	$(1,435)	$145,723

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2021	$2,266	$84,774	$51,818	$(2,559)	$(1,218)	$135,081
Net income	—	—	5,193	—	—	5,193
Other comprehensive income, net of taxes	—	—	—	1,443	—	1,443
Cash dividends declared ($0.20 per share)	—	—	(893)	—	—	(893)
Treasury stock purchased (2,536 shares)	—	—	—	—	(75)	(75)
Restricted stock expense	—	162	—	—	—	162
Balance, June 30, 2021	$2,266	$84,936	$56,118	$(1,116)	$(1,293)	$140,911

Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	10,218	—	—	10,218
Other comprehensive loss, net of taxes	—	—	—	(2,935)	—	(2,935)
Cash dividends declared ($0.40 per share)	—	—	(1,783)	—	—	(1,783)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (12,231 shares)	—	—	—	—	(343)	(343)
Restricted stock expense	—	262	—	—	—	262
Stock-based compensation (2,404 shares)	—	(1)	—	—	70	69
Balance, June 30, 2021	$2,266	$84,936	$56,118	$(1,116)	$(1,293)	$140,911

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$7,440	$10,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,433	875
Depreciation	738	657
Accretion on loans	(1,998)	(2,453)
Amortization of intangibles	143	142
Amortization of subordinated notes issuance costs	37	35
Restricted stock expense	100	262
Stock-based compensation	104	69
Net amortization of investment premiums	898	1,104
Earnings on bank owned life insurance	(469)	(344)
Net change in:
Accrued interest receivable	(304)	(795)
Other assets	(115)	(1,950)
Other liabilities	(2,529)	(603)
Net cash from operating activities	10,478	7,217
Cash flows from investing activities
Purchases of investment securities available-for-sale	(189,934)	(124,635)
Proceeds from sales and paydowns of investment securities available-for-sale	33,622	52,299
Proceeds from maturities and calls of investment securities available-for-sale	4,490	19,877
(Purchase) proceeds of restricted investment in bank stocks	(870)	(662)
Proceeds from redemptions of restricted investment in bank stocks	24	2
Loans purchased	—	(3,025)
Net increase in loans	(178,753)	(128,667)
Additions to premises and equipment	(416)	(764)
Purchase of bank owned life insurance	—	(200)
Net cash used by investing activities	(331,837)	(185,775)
Cash flows from financing activities
Net increase in deposits	289,064	382,371
Cash dividends paid	(2,250)	(1,783)
Purchases of treasury stock	(189)	(343)
Net cash from financing activities	286,625	380,245
Net change in cash and cash equivalents	(34,734)	201,687
Beginning cash and cash equivalents	306,179	121,232
Ending cash and cash equivalents	$271,445	$322,919
Supplemental cash flow information:
Interest paid	1,909	2,064
Income taxes paid	4,056	2,132
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	2,706	2,840

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1,150,156 and $1,325,894 at June 30, 2022 and December 31, 2021, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021 for Orange County Bancorp, Inc. contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2022, the results of operations, comprehensive income/(loss), changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flow statements for the six months ended June 30, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Recent Accounting Pronouncements: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation will adopt ASU 2016-13 effective January 1, 2023 and will simultaneously implement ASU 2022-02.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at June 30, 2022 and December 31, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale June 30, 2022
U.S. government agencies	$110,697	$60	$(7,145)	$103,612
Mortgage-backed securities	369,720	—	(33,768)	335,952
Corporate Securities	24,070	—	(1,134)	22,936
Obligations of states and political subdivisions	112,592	73	(13,502)	99,163
Total debt securities	$617,079	$133	$(55,549)	$561,663

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2021
U.S. government agencies	$80,596	$440	$(1,330)	$79,706
Mortgage-backed securities	272,931	1,285	(3,784)	270,432
Corporate Securities	20,081	278	(148)	20,211
Obligations of states and political subdivisions	92,545	2,149	(246)	94,448
Total debt securities	$466,153	$4,152	$(5,508)	$464,797

There were no proceeds from sales of securities and associated gains and losses for the three and six months ended June 30, 2022 and 2021.

The amortized cost and fair value of debt securities as of June 30, 2022 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,096	$4,107
Due after one through five years	26,347	25,935
Due after five through ten years	68,796	63,510
Due after ten years	148,120	132,159
	247,359	225,711
Mortgage-backed securities	369,720	335,952
Total debt securities	$617,079	$561,663

Securities pledged at June 30, 2022 and December 31, 2021 had a carrying amount of $374,620 and $233,907 and were pledged to secure public deposits.

At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize securities with unrealized and unrecognized losses at June 30, 2022 and December 31, 2021, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale June 30, 2022
U.S. government agencies	$39,817	$(3,277)	$26,540	$(3,868)	$66,357	$(7,145)
Mortgage-backed securities	287,003	(27,386)	39,102	(6,382)	326,105	(33,768)
Corporate Securities	18,936	(1,134)	—	—	18,936	(1,134)
Obligations of states and political subdivisions	79,725	(12,985)	2,888	(517)	82,613	(13,502)
Total debt securities	$425,481	$(44,782)	$68,530	$(10,767)	$494,011	$(55,549)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2021
U.S. government agencies	$10,337	$(121)	$32,210	$(1,209)	$42,547	$(1,330)
Mortgage-backed securities	177,506	(3,273)	14,134	(511)	191,640	(3,784)
Corporate Securities	9,354	(148)	—	—	9,354	(148)
Obligations of states and political subdivisions	13,349	(138)	3,298	(108)	16,647	(246)
Total debt securities	$210,546	$(3,680)	$49,642	$(1,828)	$260,188	$(5,508)

There was no other than temporary impairment loss recognized on any securities at June 30, 2022 or December 31, 2021.

As of June 30, 2022, the Company’s securities portfolio consisted of 295 securities, 229 of which were in an unrealized loss position. As of December 31, 2021, the Company’s securities portfolio consisted of 252 securities, 78 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

At June 30, 2022, mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at June 30, 2022.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in Small Business Administration (“SBA”) issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at June 30, 2022.

At June 30, 2022, the Company’s unrealized loss on obligations of state and political subdivisions was related to the decline in fair value. The fair value decline is driven by interest rate impact and not credit quality. The Company does not have the intent to sell these securities and it is likely that the Company will not be required to sell the securities before their anticipated recovery. Accordingly, the Company does not consider these securities to be other than temporarily impaired at June 30, 2022.

Note 3 — Loans

Loans at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Commercial and industrial	$273,464	$268,508
Commercial real estate	986,032	852,707
Commercial real estate construction	113,475	72,250
Residential real estate	68,529	65,248
Home equity	12,782	13,638
Consumer	17,446	19,077
Total	$1,471,728	$1,291,428

Included in commercial and industrial loans as of June 30, 2022 and December 31, 2021 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $9,042 and $38,114, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment for each of the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,408	$11,073	$1,296	$294	$69	$287	$18,427
Provision for loan losses	3,944	1,230	22	56	(1)	259	5,510
Charge-offs	(29)	—	—	(51)	—	(260)	(340)
Recoveries	9	—	—	—	—	36	45
Ending balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Six Months Ended June 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	4,492	1,120	354	78	(12)	401	6,433
Charge-offs	(76)	—	—	(51)	—	(380)	(507)
Recoveries	15	—	—	—	—	40	55
Ending balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642

	Three Months Ended June 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,015	9,545	1,002	346	65	310	$16,283
Provision for loan losses	(72)	1,039	(54)	(45)	(5)	(54)	809
Charge-offs	(89)	(60)	—	—	—	(2)	(151)
Recoveries	92	12	—		—	4	108
Ending balance	$4,946	$10,536	$948	$301	$60	$258	$17,049

	Six Months Ended June 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Provision for loan losses	77	844	147	(80)	(17)	(96)	875
Charge-offs	(105)	(103)	—	—	—	(7)	(215)
Recoveries	179	13	—	—	—	25	217
Ending balance	$4,946	$10,536	$948	$301	$60	$258	$17,049

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2022 and December 31, 2021:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
June 30, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$4,985	$426	$—	$—	$—	$22	$5,433
collectively evaluated for impairment	4,347	11,877	1,318	299	68	300	18,209
Total ending allowance balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642
Loans:
Ending balance:
individually evaluated for impairment	$14,800	$23,404	$—	$1,809	$55	$109	$40,177
collectively evaluated for impairment	258,664	962,628	113,475	66,720	12,727	17,337	1,431,551
Total ending loans balance	$273,464	$986,032	$113,475	$68,529	$12,782	$17,446	$1,471,728

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$137	$1,272	$—	$—	$—	$24	$1,433
collectively evaluated for impairment	4,764	9,911	964	272	80	237	16,228
Total ending allowance balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Loans:
Ending balance:
individually evaluated for impairment	$952	$23,523	$—	$1,227	$50	$114	$25,866
collectively evaluated for impairment	267,556	829,184	72,250	64,021	13,588	18,963	1,265,562
Total ending loans balance	$268,508	$852,707	$72,250	$65,248	$13,638	$19,077	$1,291,428

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $9,042 and $38,114 as of June 30, 2022 and December 31, 2021, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance for loan losses.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2022 and December 31, 2021:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
June 30, 2022
With no related allowance recorded
Commercial and industrial	$—	$—	$—
Commercial real estate	18,136	17,644	—
Commercial real estate construction	—	—	—
Residential real estate	1,821	1,809	—
Home equity	57	55	—
Consumer	—	—	—
Total	$20,014	$19,508	$—
With an allowance recorded:
Commercial and industrial	$14,800	$14,800	$4,985
Commercial real estate	5,760	5,760	426
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	109	109	22
Total	$20,669	$20,669	$5,433

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2021
With no related allowance recorded
Commercial and industrial	$1	$1	$—
Commercial real estate	14,291	13,953	—
Commercial real estate construction	—	—	—
Residential real estate	1,155	1,155	—
Home equity	50	50	—
Consumer	—	—	—
Total	$15,497	$15,159	$—
With an allowance recorded:
Commercial and industrial	$951	$951	$137
Commercial real estate	9,593	9,570	1,272
Commercial real estate construction	—	—	—
Residential real estate	84	72	—
Home equity	—	—	—
Consumer	114	114	24
Total	$10,742	$10,707	$1,433

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$330	$4
Commercial real estate	17,743	159	9,186	108
Commercial real estate construction	578	—	578	—
Residential real estate	1,291	13	594	8
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$19,612	$172	$10,688	$120
With an allowance recorded:
Commercial and industrial	$20,334	$93	$2,928	$40
Commercial real estate	334	—	16,499	198
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	76	—
Home equity	—	—	—	—
Consumer	110	1	121	2
Total	$20,778	$94	$19,624	$240

(1)   Cash basis interest income approximates interest income recognized.

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$335	$9
Commercial real estate	16,242	160	9,228	216
Commercial real estate construction	578	—	578	—
Residential real estate	998	11	596	16
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$17,818	$171	$10,737	$241
With an allowance recorded:
Commercial and industrial	$10,833	$60	$3,023	$83
Commercial real estate	4,523	41	16,524	396
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	77	—
Home equity	—	—	—	—
Consumer	112	1	122	3
Total	$15,468	$102	$19,746	$482
(1)	Cash basis interest income approximates interest income recognized.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2022 and December 31, 2021:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial and industrial	$14,167	$—	$1,114	$720
Commercial real estate	4,055	3,928	—	465
Commercial real estate construction	—	—	—	—
Residential real estate	601	578	—	—
Home equity	55	50	—	—
Consumer	—	4	453	208
Total	$18,878	$4,560	$1,567	$1,393

The following tables present the aging of the recorded investment in past-due loans as of June 30, 2022 and December 31, 2021 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
June 30, 2022
Commercial and industrial	$252	$1,264	$1,614	$3,130	$270,334
Commercial real estate	1,112	—	697	1,809	984,223
Commercial real estate construction	—	—	—	—	113,475
Residential real estate	—	568	578	1,146	67,383
Home equity	—	—	—	—	12,782
Consumer	98	181	453	732	16,714
Total	$1,462	$2,013	$3,342	$6,817	$1,464,911

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2021
Commercial and industrial	$541	$1,519	$720	$2,780	$265,728
Commercial real estate	—	2,873	1,161	4,034	848,673
Commercial real estate construction	—	—	—	—	72,250
Residential real estate	26	—	578	604	64,644
Home equity	—	58	50	108	13,530
Consumer	1,134	292	212	1,638	17,439
Total	$1,701	$4,742	$2,721	$9,164	$1,282,264

As of June 30, 2022 and December 31, 2021, loans in the process of foreclosure were $2,572 and $2,024 respectively, of which $1,125 and $578 were secured by residential real estate.

As of June 30, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $14,296 and $14,500 respectively. The Company has allocated $318 and $687 of specific allowance for these loans at June 30, 2022 and December 31, 2021, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within the three or six months ended June 30, 2022 and June 30, 2021.

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

There were no loans whose terms were modified resulting in TDRs during the three and six months ended June 30, 2022 and June 30, 2021.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $350 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the analysis performed as of June 30, 2022 and December 31, 2021, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2022
Commercial and industrial	$258,020	$644	$1,155	$13,645	$—	$273,464
Commercial real estate	964,201	5,700	16,131	—	—	986,032
Commercial real estate construction	113,475	—	—	—	—	113,475
Residential real estate	66,789	—	1,740	—	—	68,529
Home equity	12,727	—	55	—	—	12,782
Consumer	17,337	—	109	—	—	17,446
Total	$1,432,549	$6,344	$19,190	$13,645	$—	$1,471,728

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $11,866 and $5,076 at June 30, 2022 and December 31, 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	$103,612	$—	$103,612	$—
Mortgage-backed securities	335,952	—	335,952	—
Corporate securities	22,936	—	22,936	—
Obligations of states and political subdivisions	99,163	—	99,163	—
Total securities available-for-sale	$561,663	$—	$561,663	$—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2022.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	79,706	$—	$79,706	$—
Mortgage-backed securities	270,432	—	270,432	—
Corporate securities	20,211	—	20,211	—
Obligations of states and political subdivisions	94,448	—	94,448	—
Total securities available-for-sale	$464,797	$—	$464,797	$—

There were no transfers between Level 1 and Level 2 during 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	June 30, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,567	$—	$—	$9,567

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2021	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,689	$—	$—	$6,689

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans were $31 and $409 at June 30, 2022 and December 31, 2021, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at June 30, 2022:

	Fair Value			Range
June 30, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$9,567	Appraisal of collateral (1)	Appraisal and liquidation	20%-40%
			adjustments (2)	(32%)

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$271,445	$271,445	$271,445	$—	$—
Loans, net	1,448,086	1,425,639	—	—	1,425,639
Accrued interest receivable	6,947	6,947	—	2,113	4,834
Restricted investment in bank stocks	3,063	NA	—	—	—
Financial liabilities:
Deposits	2,203,448	2,203,448	2,130,408	73,040	—
Note payable	3,000	2,989	—	2,989	—
Subordinated notes, net of issuance costs	19,413	17,943	—	17,943	—
Accrued interest payable	247	247	—	247	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$306,179	$306,179	$306,179	$—	$—
Loans, net	1,273,767	1,260,146	—	—	1,260,146
Accrued interest receivable	6,643	6,643	—	1,603	5,040
Restricted investment in bank stocks	2,217	NA	—	—	—
Financial liabilities:
Deposits	1,914,384	1,914,271	1,831,944	82,327	—
Note payable	3,000	3,030	—	3,030	—
Subordinated notes, net of issuance costs	19,376	18,867	—	18,867	—
Accrued interest payable	250	250	—	250	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Non-interest bearing demand accounts	$791,778	$701,645
Interest-bearing demand accounts	378,859	301,596
Money market accounts	718,538	615,111
Savings accounts	241,233	213,592
Certificates of Deposit	73,040	82,440
Total deposits	$2,203,448	$1,914,384

Time deposits that meet or exceed the FDIC insurance limit of $250 at June 30, 2022 and December 31, 2021 were $20,042 and $23,859, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of June 30, are as follows:

2022	$41,611
2023	19,810
2024	4,238
2025	7,381
$73,040

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $15,356 and $6,109 at June 30, 2022 and December 31, 2021, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$—	$47	$—	$94
Interest cost	202	190	404	380
Expected return on plan assets	(496)	(515)	(992)	(1,030)
Amortization of transition cost	(7)	(12)	(14)	(24)
Amortization of net loss	—	5	—	10
Net periodic benefit cost/(income)	$(301)	$(285)	$(602)	$(570)

The Company has a time based restricted stock plan. For the three months ended June 30, 2022 and 2021, the Company’s recognized stock-based compensation costs were $33 and $162, respectively. For the six months ended June 30, 2022 and 2021 the Company’s recognized stock-based compensation costs of $100 and $262, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the six months ended June 30, 2022 and 15,162 restricted stock awards granted for the six months ended June 30, 2021. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at June 30, 2022 was $123.

A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2022 is presented below:

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

The following table summarizes the activity of RSUs during the six months ended June 30, 2022:

Restricted Stock Units
Non-vested RSUs at beginning of period	48,004
Granted	17,555
Vested	—
Issued	(2,000)
Forfeited	(2,096)
Non-vested RSUs at end of period	61,463

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(23,666)	$(2,308)	$132	$(25,842)
Other comprehensive income/(loss) before reclassification	(20,114)	206	(3)	(19,911)
Less amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current period other comprehensive income/(loss)	(20,114)	198	(3)	(19,919)
Ending balance	$(43,780)	$(2,110)	$129	$(45,761)

	Six Months Ended June 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(42,708)	412	(6)	(42,302)
Less amounts reclassified from accumulated other comprehensive income	—	16	—	16
Net current period other comprehensive income/(loss)	(42,708)	396	(6)	(42,318)
Ending balance	$(43,780)	$(2,110)	$129	$(45,761)

	Three Months Ended June 30, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$573	$(3,277)	$145	$(2,559)
Other comprehensive income/(loss) before reclassification	1,436	—	(4)	1,432
Less amounts reclassified from accumulated other comprehensive income	—	11	—	11
Net current period other comprehensive income/(loss)	1,436	11	(4)	1,443
Ending balance	$2,009	$(3,266)	$141	$(1,116)

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

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement where
					Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2022	2021	2022	2021
Unrealized gains and losses on available-for-sale securities
Realized (losses) gains on securities available-for-sale	$—	$—	$—	$—	Investment security gains (losses)
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Amortization of defined benefit pension items
Transition asset	$(7)	$(24)	$(14)	$(24)	Other expense
Actuarial gains (losses)	-	10	—	10	Other expense
Total before tax	(7)	(14)	(14)	(14)
Tax effect	(1)	(3)	(2)	(3)	Provision for income taxes
Net of tax	$(8)	$(11)	$(16)	$(11)

Total reclassifications for the period, net of tax	$(8)	$(11)	$(16)	$(11)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Noninterest Income
Service charges on deposit accounts	$161	$158	$329	$333
Trust income	1,223	1,184	2,393	2,307
Investment advisory income	1,099	1,235	2,300	2,411
Earnings on bank owned life insurance(a)	236	173	469	344
Other(b)	258	278	491	524
Total Noninterest Income	$2,977	$3,028	$5,982	$5,919
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $222 and $206 for the three months ended June 30, 2022 and 2021, respectively, and $413 and $392 for the six months ended June 30, 2022 and 2021, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $35 and $72 for the three months ended June 30, 2022 and 2021, respectively, and $78 and $132 for the six months ended June 30, 2022 and 2021 which are outside the scope of ASC 606.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$17,509	$—	$17,509	$33,848	$—	$33,848
Noninterest income	654	2,323	2,977	1,289	4,693	5,982
Provision for loan loss	(5,510)	—	(5,510)	(6,433)	—	(6,433)
Noninterest expenses	(10,642)	(1,824)	(12,466)	(20,573)	(3,714)	(24,287)
Income tax expense	(295)	(105)	(400)	(1,464)	(206)	(1,670)
Net income	$1,716	$394	$2,110	$6,667	$773	$7,440
Total assets	$2,384,424	$7,625	$2,392,049	$2,384,424	$7,625	$2,392,049

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$14,632	$—	$14,632	$28,372	$—	$28,372
Noninterest income	609	2,419	3,028	1,201	4,718	5,919
Provision for loan loss	(809)	—	(809)	(875)	—	(875)
Noninterest expenses	(8,723)	(1,678)	(10,401)	(17,395)	(3,321)	(20,716)
Income tax expense	(1,101)	(156)	(1,257)	(2,189)	(293)	(2,482)
Net income	$4,608	$585	$5,193	$9,114	$1,104	$10,218
Total assets	$2,043,970	$8,262	$2,052,232	$2,043,970	8,262	$2,052,232

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at June 30, 2022 and at December 31, 2021 exceeded the regulatory minimum levels to be considered well capitalized under the prompt corrective action regulations.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Actual and required capital amounts and ratios are presented below at June 30, 2022 and December 31, 2021 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital to risk weighted assets	$211,172	13.17%	$128,259	8.00%	$158,320	9.875%	$160,324	10.00%
Tier 1 (Core) capital to risk weighted assets	191,085	11.92%	96,194	6.00%	126,255	7.875%	128,259	8.00%
Common Tier 1 (CET1) to risk weighted assets	191,085	11.92%	72,146	4.50%	102,207	6.375%	104,211	6.50%
Tier 1 (Core) Capital to average assets	191,085	8.09%	94,483	4.00%	N/A	N/A	118,104	5.00%
December 31, 2021
Total capital to risk weighted assets	$192,359	14.12%	$109,000	8.00%	$134,546	9.875%	$136,250	10.00%
Tier 1 (Core) capital to risk weighted assets	175,318	12.87%	81,750	6.00%	107,296	7.875%	109,000	8.00%
Common Tier 1 (CET1) to risk weighted assets	175,318	12.87%	61,312	4.50%	86,859	6.375%	88,562	6.50%
Tier 1 (Core) Capital to average assets	175,318	8.15%	86,093	4.00%	N/A	N/A	107,616	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	conditions relating to the COVID-19 pandemic, including the severity and duration of any associated economic slowdown either nationally or in our market areas and the effectiveness of vaccination programs, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the rate of delinquencies and amounts of loans charged-off;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.2 billion in assets under management at June 30, 2022. As of June 30, 2022, our assets, loans, deposits and stockholders’ equity totaled $2.4 billion, $1.5 billion, $2.2 billion and $145.7 million, respectively.

Key Factors Affecting Our Business

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

We anticipate that interest rates will continue to increase over the next several quarters. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

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

Credit Quality. We have well established loan policies and underwriting practices that have resulted in low levels of charge-offs and nonperforming assets in recent periods. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			June 30, 2022
			vs.
	As of June 30,	As of December 31,	December 31, 2021
	2022	2021	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,392,049	2,142,583	249,466	11.6%
Cash and due from banks	271,445	306,179	(34,734)	(11.3)%
Loans, net	1,448,086	1,273,767	174,319	13.7%
Investment securities, available for sale	561,663	464,797	96,866	20.8%
Deposits	2,203,448	1,914,384	289,064	15.1%
Note payable	3,000	3,000	—	—%
Subordinated notes, net of issuance costs	19,413	19,376	37	0.2%
Stockholders’ Equity	145,723	182,836	(37,113)	(20.3)%

Assets. Our total assets were $2.4 billion at June 30, 2022, an increase of $249.5 million, or 11.6%, from $2.1 billion at December 31, 2021. The increase was primarily driven by an increase in net loans of $174.3 million, or 13.7%. The increase in assets also included an increase in investment securities available-for-sale of $96.9 million, or 20.8%.

Cash and due from banks. Cash and due from banks decreased $34.7 million, or 11.3%, to $271.4 million at June 30, 2022, from $306.2 million at December 31, 2021. The decrease was primarily due to the deployment of cash into loans during the six months ended June 30, 2022.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$264,422	17.97%	$230,394	17.84%
Commercial real estate	986,032	67.00%	852,707	66.03%
Commercial real estate construction	113,475	7.71%	72,250	5.59%
Residential real estate	68,529	4.66%	65,248	5.05%
Home equity	12,782	0.87%	13,638	1.06%
Consumer	17,446	1.19%	19,077	1.48%
PPP loans	9,042	0.61%	38,114	2.95%
Total loans	1,471,728	100.00%	1,291,428	100.00%
Allowance for loan losses	23,642		17,661
Total loans, net	$1,448,086		$1,273,767

Net loans increased $174.3 million, or 13.7%, to $1.45 billion at June 30, 2022 from $1.27 billion at December 31, 2021 primarily due to increases in commercial real estate loan categories as well as commercial and industrial loans during the first half of 2022. Commercial real estate loans increased $133.3 million, or 15.6%, to $986.0 million at June 30, 2022 from $852.7 million at December 31, 2021. Commercial real estate construction loans experienced an increase of $41.2 million, or 57.1%, to $113.5 million at June 30, 2022 from $72.3 million at December 31, 2021. These commercial real estate related increases were primarily the result of increased loan originations to new and existing customers during the first half of 2022 as well as our strategic focus on geographic expansion in our market area. Commercial and industrial loans grew $34.0 million, or 14.8%, reaching $264.4 million at June 30, 2022 from $230.4 million at December 31, 2021. We anticipate that loan growth is expected to continue as a result of strategic execution and customer acquisition stemming from industry consolidation.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $20.4 million at June 30, 2022 as compared to $6.0 million at December 31, 2021. At June 30, 2022, there was one PPP loan totaling approximately $11 thousand which was classified as non-performing. There were no PPP loans considered non-performing at December 31, 2021.

	At June 30,	At December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$14,167	$—
Commercial real estate	4,055	3,928
Commercial real estate construction	—	—
Residential real estate	601	578
Home equity	55	50
Consumer	—	4
Total non-accrual loans	18,878	4,560
Accruing loans 90 days or more past due:
Commercial and industrial	1,114	720
Commercial real estate	—	465
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	453	208
Total accruing loans 90 days or more past due	1,567	1,393
Total non-performing loans	20,445	5,953
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$20,445	$5,953
Ratios:
Total non-performing loans to total loans	1.39%	0.46%
Total non-performing loans to total assets	0.85%	0.28%
Total non-performing assets to total assets	0.85%	0.28%

Non-performing loans at June 30, 2022 totaled $20.5 million and consisted primarily of $14.2 million of commercial and industrial loans, $4.1 million of commercial real estate loans, approximately $600 thousand of residential real estate loans and approximately $55 thousand of home equity loans. The increase in non-performing loans at June 30, 2022 as compared to at

December 31, 2021 was the result of two impaired nationally syndicated commercial and industrial loan relationships totaling $14.2 million. We had no other real estate owned at June 30, 2022 and December 31, 2021, respectively.

Non-performing assets increased $14.4 million, or 243.4%, to $20.5 million, or 0.85% of total assets, at June 30, 2022 from $6.0 million, or 0.28% of total assets, at December 31, 2021. The increase in non-performing assets at June 30, 2022 compared to December 31, 2021 was primarily due to an increase of $14.2 million in non-performing commercial and industrial loans, specifically two nationally syndicated relationships.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the three or six months ended June 30, 2022. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At June 30, 2022, the Bank had $3.5 million of non-accruing troubled debt restructured loans which are included in non-performing loans. This represented 0.24% of total loans at June 30, 2022 and was relatively level as compared with $3.6 million at December 31, 2021.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At June 30,	At December 31,
	2022	2021

	(Dollars in thousands)
Classification of Assets:
Substandard	$19,190	$29,593
Doubtful	13,645	—
Loss	—	—
Total Classified Assets	$32,835	$29,593
Special Mention	$6,344	$4,885

On the basis of management’s review of our assets, we classified $19.2 million of our assets at June 30, 2022 as substandard compared to $29.6 million at December 31, 2021. At June 30, 2022 we had $13.6 million of assets as doubtful due to recent conditions for two nationally syndicated loan relationships classified during the second quarter 2022. There were no doubtful accounts at December 31, 2021. We designated $6.3 million of our assets at June 30, 2022 as special mention compared to $4.9 million designated as special mention at December 31, 2021, as a result of migration into this category.

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

The allowance for loan losses increased by $6.0 million, or 33.9%, to $23.6 million, or 1.61% of total loans (or 1.62% of total loans, excluding PPP loans), at June 30, 2022 from $17.0 million, or 1.31% of total loans (or 1.45% of total loans, excluding PPP loans), at June 30, 2021. The increase in the allowance for loan losses was primarily due to the increased provision associated with two syndicated loan relationships as well as the growth in our commercial real estate loan portfolio, our commercial real estate construction loan segment, and our commercial and industrial loans.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	At or for the Six Months Ended
	June 30,
	2022	2021

	(Dollars in thousands)
Balance at beginning of year	$17,661	$16,172
Charge-offs:
Commercial and industrial	76	105
Commercial real estate	—	103
Commercial real estate construction	—	—
Residential real estate	51	—
Home equity	—	—
Consumer	380	7
PPP loans	—	—
Total charge-offs	507	215
Recoveries:
Commercial and industrial	15	179
Commercial real estate	—	13
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	40	25
Total recoveries	55	217
Net charge-offs (recoveries)	452	(2)
Provision for loan losses	6,433	875
Balance at end of period	$23,642	$17,049
Ratios:
Net charge-offs to average loans outstanding	0.03%	—%
Allowance for loan losses to non-performing loans at end of period	115.64%	691.08%
Allowance for loan losses to total loans at end of period	1.61%	1.32%
Allowance for loan losses to total loans (excluding PPP Loans) at end of period	1.62%	1.45%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30, 2022		At December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$110,697	$103,612	$80,596	$79,706
Mortgage-backed securities	369,720	335,952	272,931	270,432
Corporate securities	24,070	22,936	20,081	20,211
Municipal securities	112,592	99,163	92,545	94,448
Total	$617,079	$561,663	$466,153	$464,797

Available for sale securities increased $96.9 million, or 20.8%, to $561.7 million at June 30, 2022 from $464.8 million at December 31, 2021, as mortgage-backed securities, issued by U.S. agencies, increased $65.5 million, municipal securities increased $2.4 million and U.S. Government agency securities increased $23.9 million. Corporate securities also experienced a $2.7 million increase. These increases were primarily the result of using excess funds from our deposit growth during the six months ended June 30, 2022 to increase our purchases of investment securities as described.

We did not have held-to-maturity securities at June 30, 2022 and December 31, 2021.

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

No impairment charges were recorded for the three or six months ended June 30, 2022 or 2021.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At June 30, 2022			At December 31, 2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$791,778	35.93%	—	$701,645	36.65%	—
Interest bearing demand deposits	378,859	17.19%	0.11%	301,596	15.75%	0.11%
Money market deposits	718,538	32.61%	0.32%	615,111	32.14%	0.26%
Savings deposits	241,233	10.95%	0.19%	213,592	11.16%	0.14%
Certificates of deposit	73,040	3.31%	0.28%	82,440	4.31%	0.46%
Total	$2,203,448	100.00%	0.16%	$1,914,384	100.00%	0.14%

Total deposits increased $289.1 million, or 13.1%, to $2.2 billion at June 30, 2022 from $1.9 billion at December 31, 2021. We experienced increases in all deposit categories except certificates of deposit. Non-interest-bearing demand deposits increased $90.1 million, money market deposits increased $103.4 million, interest-bearing demand deposits increased $77.3 million and savings deposits increased $27.6 million during the first six months of 2022 primarily related to a continued focus on business account activity, coupled with increased municipal deposit growth as well as increases in our attorney trust account relationships. Our strategy remains focused on increasing business demand deposit accounts by offering our suite of cash management products. Certificates of deposit decreased $9.4 million, or 11.4%, to $73.0 million at June 30, 2022 from $82.4 million at December 31, 2021, largely due to our continued strategy to reduce higher cost certificates of deposit. At June 30, 2022, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.1 billion, or 96.7% of our total deposits. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at June 30, 2022. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $13.9 million and $56.3 million, respectively, at June 30, 2022 and the CDARS and ICS networks totaled $14.5 million and $56.6 million, respectively, at December 31, 2021.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were zero at June 30, 2022 and at December 31, 2021. We have the capacity to borrow up to an additional $483.6 million from the Federal Home Loan Bank of New York at June 30, 2022.

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

Stockholders’ Equity

Stockholders’ equity experienced a decrease of approximately $37.1 million, to $145.7 million, at June 30, 2022 from $182.8 million at December 31, 2021. The decrease was primarily due to a $45.8 million increase in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a result of the increase in market interest rates. Offsetting the AOCI fluctuation, the Bank recognized an increase in retained earnings of approximately $5.2 million associated with earnings during the first six months of 2022, net of dividends paid.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2022 and 2021. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.6 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, net deferred loan fees totaled $2.9 million and $2.5 million, respectively.

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,382,733	$14,964	4.34%	$1,148,215	$12,883	4.50%
PPP loans	9,847	236	9.61%	119,463	1,150	3.86%
Investment securities available for sale	518,192	2,758	2.13%	361,541	1,541	1.71%
Cash and due from banks and other	320,303	482	0.60%	270,259	61	0.09%
Restricted stock	3,057	44	5.77%	2,038	23	4.53%
Total interest-earning assets	2,234,132	18,484	3.32%	1,901,516	15,658	3.30%
Noninterest-earning assets	92,336			81,249
Total assets	$2,326,468			$1,982,765
Interest-bearing liabilities:
Interest-bearing demand deposits	$366,455	96	0.11%	$276,609	84	0.12%
Money market deposits	705,486	469	0.27%	627,289	478	0.31%
Savings deposits	229,915	86	0.15%	183,867	55	0.12%
Certificates of deposit	74,371	51	0.28%	88,537	137	0.62%
Total interest-bearing deposits	1,376,227	702	0.20%	1,176,302	754	0.26%
FHLB Advances and other borrowings	3	—	1.60%	3	—	—%
Note payable	3,000	42	5.62%	3,000	42	5.62%
Subordinated notes	19,402	231	4.78%	19,348	230	4.77%
Total interest-bearing liabilities	1,398,632	975	0.28%	1,198,653	1,026	0.34%
Noninterest-bearing demand deposits	751,511			627,806
Other noninterest-bearing liabilities	19,332			17,563
Total liabilities	2,169,475			1,844,022
Total stockholders’ equity	156,993			138,743
Total liabilities and stockholders’ equity	$2,326,468			$1,982,765
Net interest income		$17,509			$14,632
Net interest rate spread(2)			3.04%			2.96%
Net interest-earning assets(3)	$835,500			$702,863
Net interest margin(4)			3.14%			3.09%
Average interest-earning assets to interest-bearing liabilities			159.7%			158.6%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,324,604	$29,365	4.47%	$1,116,706	$24,886	4.49%
PPP loans	16,520	841	10.27%	107,040	2,375	4.47%
Investment securities available for sale	496,725	4,845	1.97%	351,169	3,013	1.73%
Cash and due from banks and other	351,394	627	0.36%	224,083	104	0.09%
Restricted stock	2,740	76	5.59%	1,780	42	4.76%
Total interest-earning assets	2,191,983	35,754	3.29%	1,800,778	30,420	3.41%
Noninterest-earning assets	89,017			81,459
Total assets	$2,281,000			$1,882,237
Interest-bearing liabilities:
Interest-bearing demand deposits	$361,804	183	0.10%	$269,626	165	0.12%
Money market deposits	677,607	880	0.26%	583,535	939	0.33%
Savings deposits	220,453	158	0.14%	171,449	105	0.12%
Certificates of deposit	77,195	139	0.36%	89,660	295	0.67%
Total interest-bearing deposits	1,337,059	1,360	0.21%	1,114,270	1,504	0.27%
FHLB Advances and other borrowings	1	—	0.40%	1	—	0.40%
Note payable	3,000	84	5.65%	3,000	84	5.66%
Subordinated notes	19,392	462	4.80%	19,668	460	4.73%
Total interest-bearing liabilities	1,359,452	1,906	0.28%	1,136,939	2,048	0.36%
Noninterest-bearing demand deposits	732,615			590,332
Other noninterest-bearing liabilities	20,696			18,306
Total liabilities	2,112,763			1,745,577
Total stockholders’ equity	168,237			136,660
Total liabilities and stockholders’ equity	$2,281,000			$1,882,237
Net interest income		$33,848			$28,372
Net interest rate spread(2)			3.01%			3.04%
Net interest-earning assets(3)	$832,531			$663,839
Net interest margin(4)			3.11%			3.18%
Average interest-earning assets to interest-bearing liabilities			161.2%			158.4%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,538	$(457)	$2,081	$4,609	$(130)	$4,479
PPP loans	(2,621)	1,707	(914)	(4,610)	3,076	(1,534)
Investment securities available for sale	834	383	1,217	1,420	412	1,832
Cash and due from banks	75	346	421	227	296	523
Other	15	6	21	26	8	34
Total interest-earning assets	841	1,985	2,826	1,672	3,662	5,334
Interest-bearing liabilities:
Interest-bearing demand deposits	23	(11)	12	47	(29)	18
Money market deposits	52	(61)	(9)	123	(182)	(59)
Savings deposits	17	14	31	35	18	53
Certificates of deposit	(10)	(76)	(86)	(23)	(133)	(156)
Total interest-bearing deposits	82	(134)	(52)	182	(326)	(144)
Federal Home Loan Bank
advances	—	—	—	—	—	—
Note payable	—	—	—	—	—	—
Subordinated notes	1	—	1	(6)	8	2
Total interest-bearing liabilities	83	(134)	(51)	176	(318)	(142)
Change in net interest income	$758	$2,119	$2,877	$1,496	$3,980	$5,476

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount ($)	Percentage %	2022	2021	Amount ($)	Percentage %

					(Dollars in thousands)
Interest income	$18,484	$15,658	$2,826	18.0%	$35,754	$30,420	$5,334	17.5%
Interest expense	975	1,026	(51)	(5.0)%	1,906	2,048	(142)	(6.9)%
Net interest income	17,509	14,632	2,877	19.7%	33,848	28,372	5,476	19.3%
Provision for loan losses	5,510	809	4,701	581.1%	6,433	875	5,558	635.2%
Noninterest income	2,977	3,028	(51)	(1.7)%	5,982	5,919	63	1.1%
Noninterest expense	12,466	10,401	2,065	19.9%	24,287	20,716	3,571	17.2%
Provision for income taxes	400	1,257	(857)	(68.2)%	1,670	2,482	(812)	(32.7)%
Net income	2,110	5,193	(3,083)	(59.4)%	7,440	10,218	(2,778)	(27.2)%

General. Net income decreased $3.1 million, or 59.4%, to $2.1 million for the three months ended June 30, 2022 from $5.2 million for the three months ended June 30, 2021. The decrease was due primarily to an increased provision for loan losses associated with impaired syndicated loans within the commercial and industrial loan portfolio and strong loan growth during the quarter. Net income for the six months ended June 30, 2022 was $7.4 million, as compared to $10.2 million for the same period in 2021. The overall decrease was related to the increased provision for loan losses recorded during the six months ended June 30, 2022.

Interest Income. Interest income increased $2.8 million, or 18.0%, to $18.5 million for the three months ended June 30, 2022 from $15.7 million for the three months ended June 30, 2021. This increase was primarily the result of an increase in the average balance of interest-earning assets, which increased by $332.6 million, or 17.5%, to $2.2 billion for the three months ended June 30, 2022 from $1.9 billion for the three months ended June 30, 2021.

Interest income increased $5.3 million, or 17.5%, for the six months ended June 30, 2022 reaching $35.8 million from $30.4 million for the six months ended June 30, 2021. This increase was driven by a $391.2 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $207.9 million, or 18.6%, between the six months ended June 30, 2021 and June 30, 2022.

Interest income on loans increased by $1.2 million, or 8.3%, to $15.2 million during the three months ended June 30, 2022 from $14.0 million during the three months ended June 30, 2021. The increase in interest income on loans was primarily due to increases in the average balance of loans (net of PPP loans). The average balance of these loans increased by $234.5 million, or 20.4%, to $1.4 billion for the three months ended June 30, 2022 compared to $1.1 billion for the three months ended June 30, 2021. The average yield on loans, excluding PPP loans, decreased by 16 basis points to 4.34% for the three months ended June 30, 2022 from 4.50% for the three months ended June 30, 2021. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate, commercial real estate construction, and commercial and industrial loans. The decrease in the average yield on loans was the result of loans that closed during the second quarter of 2022 that did not fully reflect the impact of the FRB's increase to its benchmark rate by 150 basis points over the first two quarters of 2022 as a portion of these loans had been in various stages of our approval pipeline as benchmark rates moved upward.

For the six months ended June 30, 2022, interest income on loans increased by $3.0 million, or 10.8%, reaching $30.2 million as compared to $27.2 million for the six months ended June 30, 2021. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) from $1.1 billion for the six months ended June 30, 2021 to $1.3 billion for the six months ended June 30, 2022. The increase in average loans outstanding was due to continued growth of commercial real estate, commercial real estate construction, and commercial and industrial loans. This increase in production was partially offset by the slight decrease in average yield on loans, excluding PPP loans, for the six month periods from 4.49% in 2021 to 4.47% in 2022. The decrease in the average yield on loans was the result of loans that closed during the first six months of 2022 that did not fully reflect the impact of the FRB's increase to its benchmark rate by 150 basis points over the first two quarters of 2022 as a portion of these loans had been in various stages of our approval pipeline as benchmark rates moved upward.

Interest income on securities increased by $1.2 million, or 79.2%, to $2.8 million during the three months ended June 30, 2022 from $1.6 million during the three months ended June 30, 2021. The increase in interest income on securities was due to an increase in the average balance of securities as well as an increase in the average yield on securities during the period. The average balance of securities increased by $156.7 million, or 43.3%, to $518.2 million for the three months ended June 30, 2022 compared to $361.5 million for the three months ended June 30, 2021. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities increased by 42 basis points overall from 1.71% for the three months ended June 30, 2021 to 2.13% for the three months ended June 30, 2022. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022.

For the six months ended June 30, 2022, interest income on securities increased by $1.9 million, or 61.1%, to $4.9 million during the period from $3.1 million during the six months ended June 30, 2021. The increase in interest income on securities was due to an increase in the average balance of securities as well as an increase in the average yield on securities during the period. The average balance of securities increased by $145.6 million, or 41.4%, to $496.7 million for the six months ended June 30, 2022 compared to $351.2 million for the six months ended June 30, 2021. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity. The average yield on investment securities increased by 24 basis points overall from 1.73% for the six months ended June 30, 2021 to 1.97% for the six months ended June 30, 2022. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022.

Interest Expense. Interest expense decreased $51 thousand, or 5.0%, to $975 thousand for the three months ended June 30, 2022 from $1.0 million for the three months ended June 30, 2021. The decrease in interest expense was a result of continued focus on building client relationships and lower rate interest-bearing liabilities, primarily deposits. The average rate paid on interest-bearing deposits decreased six basis points to 0.20% during the three months ended June 30, 2022 as compared to 0.26% for the three month period ended June 30, 2021. The average balance of interest-bearing deposits increased by $200.0 million, or 17.0%, to $1.4 billion for the three months ended June 30, 2022 as compared to $1.2 billion for the three months ended June 30, 2021.

Interest expense decreased $142 thousand, or 6.9%, to $1.9 million for the six months ended June 30, 2022 from $2.1 million for the six months ended June 30, 2021. The decrease in interest expense was the result of continued focus on building client relationships and lower rate interest-bearing liabilities, mainly deposits. The average rate paid on interest-bearing deposits decreased six basis points to 0.21% during the six months ended June 30, 2022 as compared to 0.27% for the six month period ended June 30, 2021. The average balance of interest-bearing deposits increased by $222.8 million, or 20.0%, to $1.3 billion for the six months ended June 30, 2022 as compared to $1.1 billion for the six months ended June 30, 2021.

Interest expense on interest-bearing deposits decreased by $52 thousand, or 6.9%, to $702 thousand during the three months ended June 30, 2022 from $754 thousand during the three months ended June 30, 2021. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased six basis points to 0.20% during the three months ended June 30, 2022 as compared to 0.26% for the three months ended June 30, 2021. The average cost of interest-bearing deposits decreased due to the continued focus on lower interest rate products coupled with reduced rates on money market, demand deposit, and certificate of deposit accounts, while the increase in the average balance of interest-bearing deposits reflected our strategy to increase commercial deposit accounts of our customers.

During the six months ended June 30, 2022, interest expense on interest-bearing deposits decreased by $144 thousand, or 9.6%, to $1.4 million during the six months ended June 30, 2022 from $1.5 million during the six months ended June 30, 2021. The decrease in interest expense on interest-bearing deposits for the six month periods was due to a decrease in the average cost of deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased six basis points to 0.21% during the six months ended June 30, 2022 as compared to 0.27% for the six months ended June 30, 2021. The decrease in average cost of interest-bearing deposits during the current six month period as compared to the same prior year period was mainly due to the continued focus on lower interest rate products coupled with reduced rates on money market, demand deposit, and certificate of deposit accounts. The increase in our average balance of interest-bearing deposits was reflective of our strategy to increase commercial deposit accounts of our customers.

We also expensed a relatively level amount of approximately $231 thousand in interest expense for the three months ended June 30, 2022 as compared to $230 thousand for the three months ended June 30, 2021 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. For the six months ended June 30, 2022, we expensed $462 thousand in interest expense as compared to the $460 thousand recorded for the six months ended June 30, 2021. These relatively flat interest costs represent the debt service required as part of the 2020 subordinated notes.

Net Interest Income. Net interest income increased $2.9 million, or 19.7%, to $17.5 million for the three months ended June 30, 2022 from $14.6 million for the three months ended June 30, 2021 due to an increase in net interest-earning assets as well as an increase in net interest margin for the current period. Average total interest-earning assets increased by $332.6 million to $2.2 billion for the three months ended June 30, 2022 from $1.9 billion for the three months ended June 30, 2021. Net interest rate spread increased by 8 basis points to 3.04% for the three months ended June 30, 2022 from 2.96% for the three months ended June 30, 2021, reflecting a six basis points decrease in the average rate paid on interest-bearing liabilities and a two basis points increase in the average yield on interest-earnings assets. The net interest margin increased five basis points to 3.14% for the three months ended June 30, 2022 from 3.09% for the three months ended June 30, 2021 due to the increases in overall interest rates as well as deployment of funds into higher yielding loans and investments.

For the six months ended June 30, 2022, net interest income increased $5.5 million, or 19.3%, to $33.8 million from $28.4 million for the six months ended June 30, 2021 due primarily to an increase in net interest-earning assets. Average total interest-earning assets increased by $391.2 million to $2.2 billion for the six months ended June 30, 2022 from $1.8 billion for the six months ended June 30, 2021. Net interest rate spread decreased slightly by three basis points to 3.01% for the six months ended June 30, 2022 from 3.04% for the six months ended June 30, 2021. The net interest margin decreased seven basis points to 3.11% for the six months ended June 30, 2022 from 3.18% for the six months ended June 30, 2021. This increase in net interest income for the six months ended June 30, 2022 was mainly created by an increase in average loans during the period at yields slightly lower by two basis points as compared to the same period in 2021.

Provision for Loan Losses. The Company recognized a provision for loan losses of $5.5 million for the three months ended June 30, 2022, compared to $809 thousand for the three months ended June 30, 2021. For the six months ended June 30, 2022, the provision for loan losses totaled $6.4 million as compared to $875 thousand for the six months ended June 30, 2021. The increased provision for both the three and six months ended June 30, 2022 as compared to the same periods in 2021 reflected the recognition of impairments of two relationships totaling $14.2 million within the syndicated loan portfolio as well as continued growth of the loan portfolio. Syndicated loans represent approximately 4.5% of total loans at June 30, 2022. The allowance for loan losses to total loans was 1.61% as of June 30, 2022, an increase of 24 basis points, or 17.5%, versus 1.37% as of December 31, 2021.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

					(Dollars in thousands)
Service charges on deposit accounts	$161	$158	$3	1.9%	$329	$333	$(4)	(1.2)%
Trust income	1,223	1,184	39	3.3%	2,393	2,307	86	3.7%
Investment advisory income	1,099	1,235	(136)	(11.0)%	2,300	2,411	(111)	(4.6)%
Earnings on bank owned life insurance	236	173	63	36.4%	469	344	125	36.3%
Other	258	278	(20)	(7.2)%	491	524	(33)	(6.3)%
Total noninterest income	$2,977	$3,028	$(51)	(1.7)%	$5,982	$5,919	$63	1.1%

Noninterest income decreased slightly by $51 thousand, or 1.7%, and remained relatively level at $3.0 million for the three months ended June 30, 2022 and 2021, respectively. Our Wealth Management division revenues, which include our Trust and Asset Management businesses were also slightly lower and represented a 3.8% decrease quarter-over-quarter, to $2.3 million for the second quarter of 2022 as compared to $2.4 million for the second quarter of 2021 primarily as a result of declines in asset values. During the same period, assets-under-management for the Trust and Asset Management group were relatively level at approximately $1.2 billion at June 30, 2022.

For the six months ended June 30, 2022, noninterest income increased by $63 thousand, or 1.1%, to $6.0 million as compared to $5.9 million for the six months ended June 30, 2021. Our Wealth Management division revenues dipped slightly and represented a 0.5% decrease but were relatively level at approximately $4.7 million for both the six month periods ended June 30, 2022 and 2021.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries	$5,499	$4,726	$773	16.4%	$10,768	$9,273	$1,495	16.1%
Employee benefits	1,374	876	498	56.8%	2,775	2,002	773	38.6%
Occupancy expense	1,105	967	138	14.3%	2,328	1,932	396	20.5%
Professional fees	1,240	1,023	217	21.2%	2,119	1,930	189	9.8%
Directors’ fees and expenses	160	252	(92)	(36.5)%	505	494	11	2.2%
Computer software expense	1,238	1,032	206	20.0%	2,353	2,090	263	12.6%
FDIC assessment	313	267	46	17.2%	622	555	67	12.1%
Advertising expenses	564	285	279	97.9%	755	568	187	32.9%
Advisor expenses related to trust income	20	140	(120)	(85.7)%	158	261	(103)	(39.5)%
Telephone expenses	138	136	2	1.5%	313	270	43	15.9%
Intangible amortization	71	71	—	—	143	142	1	0.7
Other	744	626	118	18.8%	1,448	1,199	249	20.8%
Total noninterest expense	$12,466	$10,401	$2,065	19.9%	$24,287	$20,716	$3,571	17.2%

Non-interest expense was $12.5 million for the second quarter of 2022, reflecting an increase of approximately $2.1 million, or 19.9%, as compared to $10.4 million for the same period in 2021. The increase in non-interest expense for the current three-month period was due to continued investment in overall company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. The second quarter also included the full impact of costs associated with our two newest locations, Bronx and Nanuet, NY. Our efficiency ratio was 60.85% for the three months ended June 30, 2022, from 58.90% for the same period in 2021.

Non-interest expense was $24.3 million for the first half of 2022, reflecting an increase of approximately $3.6 million, or 17.2%, as compared to $20.7 million for the same period in 2021. The increase in non-interest expense for the six month period was also due to continued investment in overall company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. For the six months ended June 30, 2022, our efficiency ratio was 60.98% as compared to 57.01% for the same period in 2021.

Provision for Income Tax. Our provision for income taxes for the three months ended June 30, 2022 was approximately $400 thousand, compared to approximately $1.3 million for the same period in 2021. The decrease for the current period was due to a decrease in income before income taxes during the quarter. Our effective tax rate for the three-month period ended June 30, 2022 was 15.9%, as compared to 19.5% for the same period in 2021. For the six months ended June 30, 2022, our provision for income taxes was $1.7 million, as compared to $2.5 million for the six months ended June 30, 2021. The decrease for the current period was due to a decrease in income before income taxes during the current six month period. Our effective tax rate for the six-month period ended June 30, 2022 was 18.3%, as compared to 19.5% for the same period in 2021. The reduction in effective tax rates on the 2022 second quarter and six month period was due to the increase in proportion of non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) compared with total pre-tax income.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended June 30,
	2022			2021
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$17,509	$—	$17,509	$14,632	$—	$14,632
Noninterest income	654	2,323	2,977	609	2,419	3,028
Provision for loans loss	(5,510)	—	(5,510)	(809)	—	(809)
Noninterest expenses	(10,642)	(1,824)	(12,466)	(8,723)	(1,678)	(10,401)
Income tax expense	(295)	(105)	(400)	(1,101)	(156)	(1,257)
Net income	$1,716	$394	$2,110	$4,608	$585	$5,193

	At or for the Six Months Ended June 30,
	2022			2021
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$33,848	$—	$33,848	$28,372	$—	$28,372
Noninterest income	1,289	4,693	5,982	1,201	4,718	5,919
Provision for loans loss	(6,433)	—	(6,433)	(875)	—	(875)
Noninterest expenses	(20,573)	(3,714)	(24,287)	(17,395)	(3,321)	(20,716)
Income tax expense	(1,464)	(206)	(1,670)	(2,189)	(293)	(2,482)
Net income	$6,667	$773	$7,440	$9,114	$1,104	$10,218
Assets under management and/or administration (AUM) (market value)	$—	$1,150,156	$1,150,156	$—	$1,237,523	$1,237,523
Total assets	$2,384,424	$7,625	$2,392,049	$2,043,970	$8,262	$2,052,232

The market value of assets under management and/or administration at June 30, 2022 was $1.2 billion as compared to $1.2 billion at June 30, 2021. This includes assets held at both Orange Bank & Trust Company and HVIA at June 30, 2022 and June 30, 2021.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $146 thousand or 8.7%, to $1.8 million for the three months ended June 30, 2022 compared to $1.7 million for the three months ended June 30, 2021. Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $394 thousand or 11.86%, to $3.7 million for the six months ended June 30, 2022 compared to $3.3 million for the six months ended June 30, 2021. The increase in expenses was primarily due to the continued growth of the business unit and its related operations.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022 and December 31, 2021, cash and due from banks totaled $271.4 million and $306.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $561.7 million at June 30, 2022 and $464.8 million at December 31, 2021.

Certificates of deposit due within one year of June 30, 2022 totaled $59.3 million, or 81.2% of total certificates of deposit. At June 30, 2022, total certificates of deposit were $73.0 million, or 3.3% of total deposits. Certificates of deposit due within one year of December 31, 2021 totaled $59.3 million, or 71.9% of total certificates of deposit. At December 31, 2021, total certificates of deposit were $82.4 million, or 4.3% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2022, we had a total of $13.9 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2022, we had no outstanding advances and the ability to borrow up to $483.6 million. At June 30, 2022, we had a $3.5 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at June 30, 2022. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at June 30, 2022. There were no outstanding borrowings with ACBB at June 30, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $10.5 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $331.8 million and $185.8 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $286.6 million and $380.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At June 30, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at June 30, 2022 and December 31, 2021.

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

At June 30, 2022, we had $412.3 million in loan commitments outstanding. We also had $11.1 million in standby letters of credit at June 30, 2022.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Date: August 11, 2022

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Peacock
Name:	Robert L. Peacock
Title:	Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)