Form 10-Q
period 2022-09-30
Orange County Bancorp, Inc. /DE/
filed 2022-11-10
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 5,642,621 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$180,249	$306,179
Investment securities – available-for-sale	547,272	464,797
Restricted investment in bank stocks	3,382	2,217
Loans	1,547,704	1,291,428
Allowance for loan losses	(22,888)	(17,661)
Loans, net	1,524,816	1,273,767
Premises and equipment, net	14,596	14,601
Accrued interest receivable	5,554	6,643
Bank owned life insurance	40,222	39,513
Goodwill	5,359	5,359
Intangible assets	1,464	1,678
Other assets	45,456	27,829
TOTAL ASSETS	$2,368,370	$2,142,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$788,106	$701,645
Interest bearing	1,399,447	1,212,739
Total deposits	2,187,553	1,914,384
Note payable	3,000	3,000
Subordinated notes, net of issuance costs	19,431	19,376
Accrued expenses and other liabilities	22,196	22,987
TOTAL LIABILITIES	2,232,180	1,959,747
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,642,121 and 5,637,376 outstanding, at September 30, 2022 and December 31, 2021, respectively	2,842	2,842
Surplus	120,068	119,825
Retained Earnings	76,860	64,941
Accumulated other comprehensive income (loss), net of taxes	(62,315)	(3,443)
Treasury stock, at cost; 41,183 and 45,928 shares at September 30, 2022 and December 31, 2021, respectively	(1,265)	(1,329)
TOTAL STOCKHOLDERS’ EQUITY	136,190	182,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,368,370	$2,142,583

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$18,113	$15,104	$48,319	$42,364
Interest on investment securities:
Taxable	2,848	1,213	6,735	3,497
Tax exempt	621	417	1,655	1,189
Interest on Federal funds sold and other	1,259	126	1,886	230
TOTAL INTEREST INCOME	22,841	16,860	58,595	47,280
INTEREST EXPENSE
Savings and NOW accounts	1,099	591	2,320	1,801
Time deposits	55	117	194	412
Note payable	42	42	126	126
Subordinated notes	230	230	692	689
TOTAL INTEREST EXPENSE	1,426	980	3,332	3,028
NET INTEREST INCOME	21,415	15,880	55,263	44,252
Provision for loan losses	2,084	1,008	8,517	1,883

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,331	14,872	46,746	42,369
NONINTEREST INCOME
Service charges on deposit accounts	182	166	511	499
Trust income	1,176	1,230	3,569	3,537
Investment advisory income	1,085	1,176	3,385	3,588
Earnings on bank owned life insurance	240	209	709	554
Other	250	247	741	770
TOTAL NONINTEREST INCOME	2,933	3,028	8,915	8,948
NONINTEREST EXPENSE
Salaries	5,863	4,970	16,631	14,243
Employee benefits	1,483	958	4,258	2,960
Occupancy expense	1,063	1,024	3,391	2,956
Professional fees	766	880	2,885	2,810
Directors’ fees and expenses	249	251	754	745
Computer software expense	1,276	1,120	3,629	3,209
FDIC assessment	384	333	1,006	889
Advertising expenses	372	297	1,127	865
Advisor expenses related to trust income	28	134	186	395
Telephone expenses	192	150	505	420
Intangible amortization	71	71	214	214
Other	808	785	2,322	2,050
TOTAL NONINTEREST EXPENSE	12,555	10,973	36,908	31,756
Income before income taxes	9,709	6,927	18,753	19,561
Provision for income taxes	1,856	1,351	3,460	3,767
NET INCOME	$7,853	$5,576	$15,293	$15,794

Basic and diluted earnings per share	$1.40	$1.06	$2.72	$3.33
Weighted average shares outstanding	5,623,172	5,249,876	5,619,897	4,743,348

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$7,853	$5,576	$15,293	$15,794
Other comprehensive income/(loss):
Unrealized gains/losses on securities:
Unrealized holding gains/(losses) arising during the period	(21,201)	(134)	(75,262)	(3,856)
Tax effect	(4,452)	(28)	(15,805)	(810)
Net of tax	(16,749)	(106)	(59,457)	(3,046)
Defined benefit pension plans:
Net gain arising during the period	240	6	720	20
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(7)	—	(21)	—
Tax effect	49	1	147	4
Net of tax	198	5	594	16
Deferred compensation liability:
Unrealized loss	(4)	(4)	(11)	(12)
Tax effect	(1)	(1)	(2)	(3)
Net of tax	(3)	(3)	(9)	(9)
Total other comprehensive income/(loss)	(16,554)	(104)	(58,872)	(3,039)
Total comprehensive income/(loss)	$(8,701)	$5,472	$(43,579)	$12,755

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2022	$2,842	$119,946	$70,131	$(45,761)	$(1,435)	$145,723
Net income	—	—	7,853	—	—	7,853
Other comprehensive loss, net of taxes	—	—	—	(16,554)	—	(16,554)
Cash dividends declared ($0.20 per share)	—	—	(1,124)	—	—	(1,124)
Treasury stock purchased (3,035 shares)	—	—	—	—	(119)	(119)
Restricted stock expense	—	33	—	—	—	33
Stock-based compensation (9,637 shares)	—	89	—	—	289	378
Balance, September 30, 2022	$2,842	$120,068	$76,860	$(62,315)	$(1,265)	$136,190

Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	15,293	—	—	15,293
Other comprehensive loss, net of taxes	—	—	—	(58,872)	—	(58,872)
Cash dividends declared ($0.60 per share)	—	—	(3,374)	—	—	(3,374)
Treasury stock purchased (7,652 shares)	—	—	—	—	(308)	(308)
Restricted stock expense	—	133	—	—	—	133
Stock-based compensation (12,397 shares)	—	110	—	—	372	482
Balance, September 30, 2022	$2,842	$120,068	$76,860	$(62,315)	$(1,265)	$136,190

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2021	$2,266	$84,936	$56,118	$(1,116)	$(1,293)	$140,911
Net income	—	—	5,576	—	—	5,576
Other comprehensive loss, net of taxes	—	—	—	(104)	—	(104)
Cash dividends declared ($0.20 per share)	—	—	(1,124)	—	—	(1,124)
Treasury stock purchased (1,061 shares)	—	—	—	—	(36)	(36)
Restricted stock expense	—	128	—	—	—	128
Issuance of stock offering, net of costs (1,150,000 shares)	576	34,676	—	—	—	35,252
Balance, September 30, 2021	$2,842	$119,740	$60,570	$(1,220)	$(1,329)	$180,603

Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	15,794	—	—	15,794
Other comprehensive loss, net of taxes	—	—	—	(3,039)	—	(3,039)
Cash dividends declared ($0.60 per share)	—	—	(2,907)	—	—	(2,907)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (13,292 shares)	—	—	—	—	(379)	(379)
Restricted stock expense	—	390	—	—	—	390
Stock-based compensation (2,404 shares)	—	(1)	—	—	70	69
Issuance of stock offering, net of costs (1,150,000 shares)	576	34,676				35,252
Balance, September 30, 2021	$2,842	$119,740	$60,570	$(1,220)	$(1,329)	$180,603

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$15,293	$15,794
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,517	1,883
Depreciation	1,150	1,002
Accretion on loans	(2,298)	(4,321)
Amortization of intangibles	214	214
Amortization of subordinated notes issuance costs	55	52
Restricted stock expense	133	390
Stock-based compensation	482	69
Net amortization of investment premiums	1,339	1,583
Earnings on bank owned life insurance	(709)	(554)
Net change in:
Accrued interest receivable	1,089	(618)
Other assets	(1,230)	(3,379)
Other liabilities	(799)	2,438
Net cash from operating activities	23,236	14,553
Cash flows from investing activities
Purchases of investment securities available-for-sale	(210,589)	(193,490)
Proceeds from sales and paydowns of investment securities available-for-sale	46,360	68,051
Proceeds from maturities and calls of investment securities available-for-sale	5,154	28,013
(Purchase) proceeds of restricted investment in bank stocks	(1,189)	(783)
Proceeds from redemptions of restricted investment in bank stocks	24	15
Loans purchased	—	(8,232)
Net increase in loans	(257,268)	(122,301)
Additions to premises and equipment	(1,145)	(1,367)
Purchase of bank owned life insurance	—	(10,200)
Net cash used by investing activities	(418,653)	(240,294)
Cash flows from financing activities
Net increase in deposits	273,169	462,614
Repayments of note payable	—	—
Issuance of subordinated notes, net of issuance costs	—	—
Proceeds of issuance of stock offering , net of costs	—	35,252
Cash dividends paid	(3,374)	(2,907)
Purchases of treasury stock	(308)	(379)
Net cash from financing activities	269,487	494,580
Net change in cash and cash equivalents	(125,930)	268,839
Beginning cash and cash equivalents	306,179	121,232
Ending cash and cash equivalents	$180,249	$390,071
Supplemental cash flow information:
Interest paid	3,550	3,289
Income taxes paid	4,596	2,763
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	2,537	3,198

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1,157,837 and $1,325,894 at September 30, 2022 and December 31, 2021, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021 for Orange County Bancorp, Inc. contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2022, the results of operations, comprehensive income/(loss), changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flow statements for the nine months ended September 30, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a result, the Company is eligible for the delay and will adopt the ASU effective January 1, 2023. The Company has been working with a third-party vendor in the development of certain methodologies and modeling techniques that will be implemented to accommodate this adoption. The modeling contemplates projected loss drivers derived from a cross-section of as many 30 peer institutions with similar geographic, loan concentration, and charge-off history to that of the Company. Correlation studies were conducted to determine the predictive strength of certain macroeconomic factors with those observed loss histories. The Company will be using a discounted cash flow analysis, in conjunction with macroeconomic forecasts to establish probability of default and loss given default parameters; which will ultimately support the derivation of projected losses based on the amortized cost of the segmented loan portfolio. At this time, the Company is modeling projected losses in parallel with the current incurred loss methodology. Further, the Company is currently working with a third-party analytics consulting firm for the purposes of validating the underlying modeling assumptions, loss drivers, data mapping, and governance documentation.

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at September 30, 2022 and December 31, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale September 30, 2022
U.S. government agencies	$107,694	$34	$(10,467)	$97,261
Mortgage-backed securities	374,372	—	(46,047)	328,325
Corporate Securities	28,565	—	(1,998)	26,567
Obligations of states and political subdivisions	113,258	41	(18,180)	95,119
Total debt securities	$623,889	$75	$(76,692)	$547,272

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2021
U.S. government agencies	$80,596	$440	$(1,330)	$79,706
Mortgage-backed securities	272,931	1,285	(3,784)	270,432
Corporate Securities	20,081	278	(148)	20,211
Obligations of states and political subdivisions	92,545	2,149	(246)	94,448
Total debt securities	$466,153	$4,152	$(5,508)	$464,797

There were no proceeds from sales of securities and associated gains and losses for the three and nine months ended September 30, 2022 and 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of September 30, 2022 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,067	$4,083
Due after one through five years	26,077	25,102
Due after five through ten years	73,571	65,873
Due after ten years	145,802	123,889
	249,517	218,947
Mortgage-backed securities	374,372	328,325
Total debt securities	$623,889	$547,272

Securities pledged at September 30, 2022 and December 31, 2021 had a carrying amount of $424,196 and $233,907 and were pledged to secure public deposits.

At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale September 30, 2022
U.S. government agencies	$58,924	$(4,207)	$32,962	$(6,260)	$91,886	$(10,467)
Mortgage-backed securities	196,565	(20,462)	121,896	(25,585)	318,461	(46,047)
Corporate Securities	14,203	(859)	8,363	(1,139)	22,566	(1,998)
Obligations of states and political subdivisions	78,099	(14,952)	10,985	(3,228)	89,084	(18,180)
Total debt securities	$347,791	$(40,480)	$174,206	$(36,212)	$521,997	$(76,692)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2021
U.S. government agencies	$10,337	$(121)	$32,210	$(1,209)	$42,547	$(1,330)
Mortgage-backed securities	177,506	(3,273)	14,134	(511)	191,640	(3,784)
Corporate Securities	9,354	(148)	—	—	9,354	(148)
Obligations of states and political subdivisions	13,349	(138)	3,298	(108)	16,647	(246)
Total debt securities	$210,546	$(3,680)	$49,642	$(1,828)	$260,188	$(5,508)

There was no other than temporary impairment loss recognized on any securities at September 30, 2022 or December 31, 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

As of September 30, 2022, the Company’s securities portfolio consisted of 293 securities, 260 of which were in an unrealized loss position. As of December 31, 2021, the Company’s securities portfolio consisted of 252 securities, 78 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

At September 30, 2022, mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at September 30, 2022.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in Small Business Administration (“SBA”) issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at September 30, 2022.

At September 30, 2022, the Company’s unrealized loss on obligations of state and political subdivisions was related to the decline in fair value. The fair value decline is driven by interest rate impact and not credit quality. The Company does not have the intent to sell these securities and it is likely that the Company will not be required to sell the securities before their anticipated recovery. Accordingly, the Company does not consider these securities to be other than temporarily impaired at September 30, 2022.

Note 3 — Loans

Loans at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Commercial and industrial	$251,293	$268,508
Commercial real estate	1,059,821	852,707
Commercial real estate construction	132,945	72,250
Residential real estate	73,552	65,248
Home equity	12,750	13,638
Consumer	17,343	19,077
Total	$1,547,704	$1,291,428

Included in commercial and industrial loans as of September 30, 2022 and December 31, 2021 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $1,897 and $38,114, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment for each of the three and nine months ended September 30, 2022 and 2021:

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended September 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642
Provision for loan losses	573	1,110	279	60	1	61	2,084
Charge-offs	(2,817)	—	—	—	—	(70)	(2,887)
Recoveries	22	26	—	—	—	1	49
Ending balance	$7,110	$13,439	$1,597	$359	$69	$314	$22,888

	Nine Months Ended September 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	5,066	2,230	633	138	(11)	461	8,517
Charge-offs	(2,894)	—	—	(51)	—	(449)	(3,394)
Recoveries	37	26	—	—	—	41	104
Ending balance	$7,110	$13,439	$1,597	$359	$69	$314	$22,888

	Three Months Ended September 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,946	10,536	948	301	60	258	$17,049
Provision for loan losses	819	428	(149)	(70)	20	(40)	1,008
Charge-offs	(71)	(7)	—	—	—	(1)	(79)
Recoveries	3	59	—		—	—	62
Ending balance	$5,697	$11,017	$799	$231	$80	$217	$18,041

	Nine Months Ended September 30, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Provision for loan losses	896	1,272	(2)	(150)	3	(136)	1,883
Charge-offs	(176)	(110)	—	—	—	(8)	(294)
Recoveries	182	73	—	—	—	25	280
Ending balance	$5,697	$11,017	$799	$231	$80	$217	$18,041

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2022 and December 31, 2021:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
September 30, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$2,721	$390	$—	$—	$—	$—	$3,111
collectively evaluated for impairment	4,389	13,049	1,597	359	69	314	19,777
Total ending allowance balance	$7,110	$13,439	$1,597	$359	$69	$314	$22,888
Loans:
Ending balance:
individually evaluated for impairment	$4,170	$23,165	$—	$1,804	$53	$107	$29,299
collectively evaluated for impairment	247,123	1,036,656	132,945	71,748	12,697	17,236	1,518,405
Total ending loans balance	$251,293	$1,059,821	$132,945	$73,552	$12,750	$17,343	$1,547,704

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$137	$1,272	$—	$—	$—	$24	$1,433
collectively evaluated for impairment	4,764	9,911	964	272	80	237	16,228
Total ending allowance balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Loans:
Ending balance:
individually evaluated for impairment	$952	$23,523	$—	$1,227	$50	$114	$25,866
collectively evaluated for impairment	267,556	829,184	72,250	64,021	13,588	18,963	1,265,562
Total ending loans balance	$268,508	$852,707	$72,250	$65,248	$13,638	$19,077	$1,291,428

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $1,897 and $38,114 as of September 30, 2022 and December 31, 2021, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance for loan losses.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2022 and December 31, 2021:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
September 30, 2022
With no related allowance recorded
Commercial and industrial	$—	$—	$—
Commercial real estate	17,991	17,464	—
Commercial real estate construction	—	—	—
Residential real estate	1,816	1,804	—
Home equity	56	53	—
Consumer	—	—	—
Total	$19,863	$19,321	$—
With an allowance recorded:
Commercial and industrial	$4,172	$4,170	$2,721
Commercial real estate	5,721	5,701	390
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	107	107	—
Total	$10,000	$9,978	$3,111

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2021
With no related allowance recorded
Commercial and industrial	$1	$1	$—
Commercial real estate	14,291	13,953	—
Commercial real estate construction	—	—	—
Residential real estate	1,155	1,155	—
Home equity	50	50	—
Consumer	—	—	—
Total	$15,497	$15,159	$—
With an allowance recorded:
Commercial and industrial	$951	$951	$137
Commercial real estate	9,593	9,570	1,272
Commercial real estate construction	—	—	—
Residential real estate	84	72	—
Home equity	—	—	—
Consumer	114	114	24
Total	$10,742	$10,707	$1,433

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$15	$—
Commercial real estate	17,553	158	13,614	147
Commercial real estate construction	578	—	578	—
Residential real estate	1,283	6	588	8
Home equity	—	—	25	—
Consumer	—	—	—	—
Total	$19,414	$164	$14,820	$155
With an allowance recorded:
Commercial and industrial	$18,599	$52	$2,363	$33
Commercial real estate	2,259	30	10,335	134
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	74	1
Home equity	—	—	—	—
Consumer	108	1	118	1
Total	$20,966	$83	$12,890	$169

(1)   Cash basis interest income approximates interest income recognized.

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$32	$1
Commercial real estate	17,549	476	13,620	442
Commercial real estate construction	578	—	578	—
Residential real estate	983	18	593	23
Home equity	—	—	25	1
Consumer	—	—	—	—
Total	$19,110	$494	$14,848	$467
With an allowance recorded:
Commercial and industrial	$9,264	$157	$2,892	$118
Commercial real estate	2,292	90	10,390	405
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	77	2
Home equity	—	—	—	—
Consumer	110	4	120	5
Total	$11,666	$251	$13,479	$530
(1)	Cash basis interest income approximates interest income recognized.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2022 and December 31, 2021:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial and industrial	$4,170	$—	$409	$720
Commercial real estate	3,958	3,928	—	465
Commercial real estate construction	—	—	—	—
Residential real estate	1,146	578	—	—
Home equity	53	50	—	—
Consumer	—	4	456	208
Total	$9,327	$4,560	$865	$1,393

The following tables present the aging of the recorded investment in past-due loans as of September 30, 2022 and December 31, 2021 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
September 30, 2022
Commercial and industrial	$461	$492	$1,500	$2,453	$248,840
Commercial real estate	281	—	684	965	1,058,856
Commercial real estate construction	—	—	—	—	132,945
Residential real estate	—	591	1,146	1,737	71,815
Home equity	—	—	—	—	12,750
Consumer	92	28	456	576	16,767
Total	$834	$1,111	$3,786	$5,731	$1,541,973

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2021
Commercial and industrial	$541	$1,519	$720	$2,780	$265,728
Commercial real estate	—	2,873	1,161	4,034	848,673
Commercial real estate construction	—	—	—	—	72,250
Residential real estate	26	—	578	604	64,644
Home equity	—	58	50	108	13,530
Consumer	1,134	292	212	1,638	17,439
Total	$1,701	$4,742	$2,721	$9,164	$1,282,264

As of September 30, 2022 and December 31, 2021, loans in the process of foreclosure were $2,064 and $2,024 respectively, of which $1,125 and $578 were secured by residential real estate.

As of September 30, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $14,168 and $14,500 respectively. The Company has allocated $173 and $687 of specific allowance for these loans at September 30, 2022 and December 31, 2021, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within the three or nine months ended September 30, 2022 and September 30, 2021.

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

There were no loans whose terms were modified resulting in TDRs during the three and nine months ended September 30, 2022 and September 30, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the analysis performed as of September 30, 2022 and December 31, 2021, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2022
Commercial and industrial	$246,129	$609	$1,716	$2,839	$—	$251,293
Commercial real estate	1,038,272	5,641	15,908	—	—	1,059,821
Commercial real estate construction	132,945	—	—	—	—	132,945
Residential real estate	71,815	—	1,737	—	—	73,552
Home equity	12,697	—	53	—	—	12,750
Consumer	17,236	—	107	—	—	17,343
Total	$1,519,094	$6,250	$19,521	$2,839	$—	$1,547,704

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $11,922 and $5,076 at September 30, 2022 and December 31, 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	$97,261	$—	$97,261	$—
Mortgage-backed securities	328,325	—	328,325	—
Corporate securities	26,567	—	26,567	—
Obligations of states and political subdivisions	95,119	—	95,119	—
Total securities available-for-sale	$547,272	$—	$547,272	$—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2022.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	79,706	$—	$79,706	$—
Mortgage-backed securities	270,432	—	270,432	—
Corporate securities	20,211	—	20,211	—
Obligations of states and political subdivisions	94,448	—	94,448	—
Total securities available-for-sale	$464,797	$—	$464,797	$—

There were no transfers between Level 1 and Level 2 during 2021.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,174	$—	$—	$1,174

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2021	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,689	$—	$—	$6,689

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans were $1,988 and $409 at September 30, 2022 and December 31, 2021, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021:

	Fair Value			Range
September 30, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,174	Appraisal of collateral (1)	Appraisal and liquidation	20%-66%
			adjustments (2)	(62%)

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

	Fair Value			Range
December 31, 2021	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Primarily Commercial Real Estate	$6,689	Appraisal of collateral (1)	Appraisal and liquidation	20%-56%
			adjustments (2)	(39%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$180,249	$180,249	$180,249	$—	$—
Loans, net	1,524,816	1,504,301	—	—	1,504,301
Accrued interest receivable	5,554	5,554	—	2,766	2,788
Restricted investment in bank stocks	3,382	NA	—	—	—
Financial liabilities:
Deposits	2,187,553	2,187,553	2,119,769	67,784	—
Note payable	3,000	2,994	—	2,994	—
Subordinated notes, net of issuance costs	19,431	17,906	—	17,906	—
Accrued interest payable	32	32	—	32	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$306,179	$306,179	$306,179	$—	$—
Loans, net	1,273,767	1,260,146	—	—	1,260,146
Accrued interest receivable	6,643	6,643	—	1,603	5,040
Restricted investment in bank stocks	2,217	NA	—	—	—
Financial liabilities:
Deposits	1,914,384	1,914,271	1,831,944	82,327	—
Note payable	3,000	3,030	—	3,030	—
Subordinated notes, net of issuance costs	19,376	18,867	—	18,867	—
Accrued interest payable	250	250	—	250	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Non-interest bearing demand accounts	$788,106	$701,645
Interest-bearing demand accounts	349,755	301,596
Money market accounts	743,581	615,111
Savings accounts	236,061	213,592
Certificates of Deposit	70,050	82,440
Total deposits	$2,187,553	$1,914,384

Time deposits that meet or exceed the FDIC insurance limit of $250 at September 30, 2022 and December 31, 2021 were $18,948 and $23,859, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of September 30, are as follows:

2022	$16,683
2023	41,691
2024	6,835
2025	4,841
$70,050

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $11,230 and $6,109 at September 30, 2022 and December 31, 2021, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$—	$47	$—	$142
Interest cost	202	190	606	570
Expected return on plan assets	(496)	(514)	(1,489)	(1,544)
Amortization of transition cost	(7)	(12)	(21)	(36)
Amortization of net loss	—	5	—	16
Net periodic benefit cost/(income)	$(301)	$(284)	$(904)	$(852)

The Company has a time based restricted stock plan. For the three months ended September 30, 2022 and 2021, the Company’s recognized stock-based compensation costs were $33 and $128, respectively. For the nine months ended September 30, 2022 and 2021 the Company’s recognized stock-based compensation costs were $133 and $390, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the nine months ended September 30, 2022 and 15,162 restricted stock awards granted for the nine months ended September 30, 2021. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at September 30, 2022 was $90.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

A summary of the Company’s restricted stock awards activity for the nine months ended September 30, 2022 is presented below:

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

The following table summarizes the activity of RSUs during the nine months ended September 30, 2022:

Restricted Stock Units
Non-vested RSUs at beginning of period	48,004
Granted	18,555
Vested	(9,637)
Issued	(2,000)
Forfeited	(2,733)
Non-vested RSUs at end of period	52,189

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(43,780)	$(2,110)	$129	$(45,761)
Other comprehensive income/(loss) before reclassification	(16,749)	206	(3)	(16,546)
Less amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current period other comprehensive income/(loss)	(16,749)	198	(3)	(16,554)
Ending balance	$(60,529)	$(1,912)	$126	$(62,315)

	Nine Months Ended September 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(59,457)	618	(9)	(58,848)
Less amounts reclassified from accumulated other comprehensive income	—	24	—	24
Net current period other comprehensive income/(loss)	(59,457)	594	(9)	(58,872)
Ending balance	$(60,529)	$(1,912)	$126	$(62,315)

	Three Months Ended September 30, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$2,009	$(3,266)	$141	$(1,116)
Other comprehensive income/(loss) before reclassification	(106)	—	(3)	(109)
Less amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current period other comprehensive income/(loss)	(106)	5	(3)	(104)
Ending balance	$1,903	$(3,261)	$138	$(1,220)

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

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement where
					Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2022	2021	2022	2021
Unrealized gains and losses on available-for-sale securities
Realized (losses) gains on securities available-for-sale	$—	$—	$—	$—	Investment security gains (losses)
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Amortization of defined benefit pension items
Transition asset	$(7)	$(11)	$(21)	$(36)	Other expense
Actuarial gains (losses)	-	5	—	16	Other expense
Total before tax	(7)	(6)	(21)	(20)
Tax effect	(1)	(1)	(3)	(4)	Provision for income taxes
Net of tax	$(8)	$(5)	$(24)	$(16)

Total reclassifications for the period, net of tax	$(8)	$(5)	$(24)	$(16)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Noninterest Income
Service charges on deposit accounts	$182	$166	$511	$499
Trust income	1,176	1,230	3,569	3,537
Investment advisory income	1,085	1,176	3,385	3,588
Earnings on bank owned life insurance(a)	240	209	709	554
Other(b)	250	247	741	770
Total Noninterest Income	$2,933	$3,028	$8,915	$8,948
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $231 and $195 for the three months ended September 30, 2022 and 2021, respectively, and $644 and $588 for the nine months ended September 30, 2022 and 2021, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $19 and $52 for the three months ended September 30, 2022 and 2021, respectively, and $97 and $182 for the nine months ended September 30, 2022 and 2021 which are outside the scope of ASC 606.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$21,415	$—	$21,415	$55,263	$—	$55,263
Noninterest income	672	2,261	2,933	1,961	6,954	8,915
Provision for loan loss	(2,084)	—	(2,084)	(8,517)	—	(8,517)
Noninterest expenses	(10,893)	(1,662)	(12,555)	(31,532)	(5,376)	(36,908)
Income tax expense	(1,730)	(126)	(1,856)	(3,129)	(331)	(3,460)
Net income	$7,380	$473	$7,853	$14,046	$1,247	$15,293
Total assets	$2,360,897	$7,473	$2,368,370	$2,360,897	$7,473	$2,368,370

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$15,880	$—	$15,880	$44,252	$—	$44,252
Noninterest income	622	2,406	3,028	1,823	7,125	8,948
Provision for loan loss	(1,008)	—	(1,008)	(1,883)	—	(1,883)
Noninterest expenses	(9,279)	(1,694)	(10,973)	(26,741)	(5,015)	(31,756)
Income tax expense	(1,201)	(150)	(1,351)	(3,324)	(443)	(3,767)
Net income	$5,014	$562	$5,576	$14,127	$1,667	$15,794
Total assets	$2,166,521	$8,708	$2,175,229	$2,166,521	8,708	$2,175,229

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at September 30, 2022 and at December 31, 2021 exceeded the regulatory minimum levels to be considered well capitalized under the prompt corrective action regulations.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Actual and required capital amounts and ratios are presented below at September 30, 2022 and December 31, 2021 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital to risk weighted assets	$226,991	13.60%	$133,517	8.00%	$164,810	9.875%	$166,896	10.00%
Tier 1 (Core) capital to risk weighted assets	206,102	12.35%	100,138	6.00%	131,431	7.875%	133,517	8.00%
Common Tier 1 (CET1) to risk weighted assets	206,102	12.35%	75,103	4.50%	106,396	6.375%	108,482	6.50%
Tier 1 (Core) Capital to average assets	206,102	8.48%	97,267	4.00%	N/A	N/A	121,584	5.00%
December 31, 2021
Total capital to risk weighted assets	$192,359	14.12%	$109,000	8.00%	$134,546	9.875%	$136,250	10.00%
Tier 1 (Core) capital to risk weighted assets	175,318	12.87%	81,750	6.00%	107,296	7.875%	109,000	8.00%
Common Tier 1 (CET1) to risk weighted assets	175,318	12.87%	61,312	4.50%	86,859	6.375%	88,562	6.50%
Tier 1 (Core) Capital to average assets	175,318	8.15%	86,093	4.00%	N/A	N/A	107,616	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.1 billion in assets under management at September 30, 2022. As of September 30, 2022, our assets, loans, deposits and stockholders’ equity totaled $2.4 billion, $1.6 billion, $2.2 billion and $136.2 million, respectively.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			September 30, 2022
			vs.
	As of September 30,	As of December 31,	December 31, 2021
	2022	2021	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,368,370	2,142,583	225,787	10.5%
Cash and due from banks	180,249	306,179	(125,930)	(41.1)%
Loans, net	1,524,816	1,273,767	251,049	19.7%
Investment securities, available for sale	547,272	464,797	82,475	17.7%
Deposits	2,187,553	1,914,384	273,169	14.3%
Note payable	3,000	3,000	—	—%
Subordinated notes, net of issuance costs	19,431	19,376	55	0.3%
Stockholders’ Equity	136,190	182,836	(46,646)	(25.5)%

Assets. Our total assets were $2.4 billion at September 30, 2022, an increase of $225.8 million, or 10.5%, from $2.1 billion at December 31, 2021. The increase was primarily driven by an increase in net loans of $251.0 million, or 19.7%. The increase in assets also included an increase in investment securities available-for-sale of $82.5 million, or 17.7%.

Cash and due from banks. Cash and due from banks decreased $125.9 million, or 41.1%, to $180.2 million at September 30, 2022, from $306.2 million at December 31, 2021. The decrease was due mainly to the deployment of cash into loans during the nine months ended September 30, 2022.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$249,396	16.11%	$230,394	17.84%
Commercial real estate	1,059,821	68.48%	852,707	66.03%
Commercial real estate construction	132,945	8.59%	72,250	5.59%
Residential real estate	73,552	4.75%	65,248	5.05%
Home equity	12,750	0.82%	13,638	1.06%
Consumer	17,343	1.12%	19,077	1.48%
PPP loans	1,897	0.12%	38,114	2.95%
Total loans	1,547,704	100.00%	1,291,428	100.00%
Allowance for loan losses	22,888		17,661
Total loans, net	$1,524,816		$1,273,767

Net loans increased $251.0 million, or 19.7%, to $1.5 billion at September 30, 2022 from $1.3 billion at December 31, 2021 primarily due to increases in commercial real estate and commercial real estate construction loan categories as well as commercial and industrial loans during the first nine months of 2022. Commercial real estate loans increased $207.1 million, or 24.3%, to $1.1 billion at September 30, 2022 from $852.7 million at December 31, 2021. Commercial real estate construction loans experienced an increase of $60.7 million, or 84.0%, to $132.9 million at September 30, 2022 from $72.3 million at December 31, 2021. The commercial real estate related growth was primarily the result of increased loan originations to new and existing customers during the first nine of 2022 as well as our continued strategic focus on geographic expansion in our market area. Commercial and industrial loans grew $19.0 million, or 8.3%, reaching $249.4 million at September 30, 2022 from $230.4 million at December 31, 2021. We anticipate that loan growth is expected to continue as a result of strategic execution and customer acquisition stemming from industry consolidation.

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across the Bank’s loan portfolios. The CARES Act expired on January 1, 2022. At September 30, 2022, the Bank had no outstanding loan modifications for customers affected by COVID-19.

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $10.2 million at September 30, 2022 as compared to $6.0 million at December 31, 2021. At September 30, 2022 and December 31, 2021, there were no PPP loans considered as non-performing.

	At September 30,	At December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$4,170	$—
Commercial real estate	3,958	3,928
Commercial real estate construction	—	—
Residential real estate	1,146	578
Home equity	53	50
Consumer	—	4
Total non-accrual loans	9,327	4,560
Accruing loans 90 days or more past due:
Commercial and industrial	409	720
Commercial real estate	—	465
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	456	208
Total accruing loans 90 days or more past due	865	1,393
Total non-performing loans	10,192	5,953
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$10,192	$5,953
Ratios:
Total non-performing loans to total loans	0.66%	0.46%
Total non-performing loans to total assets	0.43%	0.28%
Total non-performing assets to total assets	0.43%	0.28%

Non-performing loans at September 30, 2022 totaled $10.2 million and consisted primarily of $4.2 million of commercial and industrial loans, $4.0 million of commercial real estate loans, approximately $1.2 million of residential real estate loans and approximately $53 thousand of home equity loans. The increase in non-performing loans at September 30, 2022 as compared to at December 31, 2021 represents the remaining effect of one impaired nationally syndicated commercial and industrial loan relationship totaling $2.8 million which was identified and specifically reserved during second quarter 2022. We had no other real estate owned at September 30, 2022 and December 31, 2021, respectively.

Non-performing assets increased $4.2 million, or 71.2%, to $10.2 million, or 0.43% of total assets, at September 30, 2022 from $6.0 million, or 0.28% of total assets, at December 31, 2021. The increase in non-performing assets at September 30, 2022 compared to December 31, 2021 was primarily due to an increase of $4.2 million in non-performing commercial and industrial loans, driven mainly by one remaining nationally syndicated relationship.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the three or nine months ended September 30, 2022. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At September 30, 2022, the Bank had $3.4 million of non-accruing troubled debt restructured loans which are included in non-performing loans. This represented 0.22% of total loans at September 30, 2022 and represents a slight decrease when compared with $3.6 million at December 31, 2021.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At September 30,	At December 31,
	2022	2021

	(Dollars in thousands)
Classification of Assets:
Substandard	$19,521	$29,593
Doubtful	2,839	—
Loss	—	—
Total Classified Assets	$22,360	$29,593
Special Mention	$6,250	$4,885

On the basis of management’s review of our assets, we have classified $19.5 million of our assets at September 30, 2022 as substandard compared to $29.6 million at December 31, 2021, due to certain charge-offs recorded during the period. At September 30, 2022 we had $2.8 million of assets as doubtful due to recent conditions for one nationally syndicated loan relationship classified during the second quarter 2022. There were no doubtful accounts at December 31, 2021. We designated $6.3 million of our assets at September 30, 2022 as special mention compared to $4.9 million designated as special mention at December 31, 2021, as a result of migration into this category.

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

The allowance for loan losses increased by $5.2 million, or 29.6%, to $22.9 million, or 1.48% of total loans (also 1.48% of total loans, excluding PPP loans), at September 30, 2022 from $17.7 million, or 1.37% of total loans (or 1.41% of total loans, excluding PPP loans), at December 31, 2021. The increase in the allowance for loan losses was primarily due to increased provision resulting from the growth in our commercial real estate loan portfolio, our commercial real estate construction loan segment, and our commercial and industrial loans as well as the specific reserve associated with one syndicated loan relationship specifically reserved earlier in 2022.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	At or for the Nine Months Ended
	September 30,
	2022	2021

	(Dollars in thousands)
Balance at beginning of year	$17,661	$16,172
Charge-offs:
Commercial and industrial	2,894	176
Commercial real estate	—	110
Commercial real estate construction	—	—
Residential real estate	51	—
Home equity	—	—
Consumer	449	8
PPP loans	—	—
Total charge-offs	3,394	294
Recoveries:
Commercial and industrial	37	182
Commercial real estate	26	73
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	41	25
Total recoveries	104	280
Net charge-offs (recoveries)	3,290	14
Provision for loan losses	8,517	1,883
Balance at end of period	$22,888	$18,041
Ratios:
Net charge-offs to average loans outstanding	0.02%	—%
Allowance for loan losses to non-performing loans at end of period	224.57%	582.37%
Allowance for loan losses to total loans at end of period	1.48%	1.40%
Allowance for loan losses to total loans (excluding PPP Loans) at end of period	1.48%	1.48%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30, 2022		At December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$107,694	$97,261	$80,596	$79,706
Mortgage-backed securities	374,372	328,325	272,931	270,432
Corporate securities	28,565	26,567	20,081	20,211
Municipal securities	113,258	95,119	92,545	94,448
Total	$623,889	$547,272	$466,153	$464,797

Available for sale securities increased $82.5 million, or 17.7%, to $547.3 million at September 30, 2022 from $464.8 million at December 31, 2021, as mortgage-backed securities, issued by U.S. agencies, increased $57.9 million, municipal securities increased $671 thousand and U.S. Government agency securities increased $17.6 million. Corporate securities also experienced a $6.4 million increase. These increases remain the result of using excess funds from our deposit growth during the nine months ended September 30, 2022 to increase our purchases of investment securities as described.

We did not have held-to-maturity securities at September 30, 2022 and December 31, 2021.

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

No impairment charges were recorded for the three or nine months ended September 30, 2022 or 2021.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At September 30, 2022			At December 31, 2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$788,106	36.03%	—	$701,645	36.65%	—
Interest bearing demand deposits	349,755	15.99%	0.15%	301,596	15.75%	0.11%
Money market deposits	743,581	33.99%	0.52%	615,111	32.14%	0.26%
Savings deposits	236,061	10.79%	0.33%	213,592	11.16%	0.14%
Certificates of deposit	70,050	3.20%	0.35%	82,440	4.31%	0.46%
Total	$2,187,553	100.00%	0.25%	$1,914,384	100.00%	0.14%

Total deposits increased $273.2 million, or 14.3%, to $2.2 billion at September 30, 2022 from $1.9 billion at December 31, 2021. We continue to experience increases in all deposit categories except certificates of deposit. Non-interest-bearing demand deposits increased $86.5 million, money market deposits increased $128.5 million, interest-bearing demand deposits increased $48.2 million and savings deposits increased $22.5 million during the first nine months of 2022 primarily related to our strategic focus on business account activity, coupled with increased municipal deposit growth as well as increases in our attorney trust account relationships. Our strategy remains focused on increasing business demand deposit accounts by offering our suite of cash management products. Certificates of deposit decreased $12.4 million, or 15.0%, to $70.0 million at September 30, 2022 from $82.4 million at December 31, 2021, largely due to our continued strategy to reduce higher cost certificates of deposit. At September 30, 2022, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.1 billion, or 96.8% of our total deposits. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at September 30, 2022. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $13.9 million and $56.3 million, respectively, at September 30, 2022 and the CDARS and ICS networks totaled $14.5 million and $56.6 million, respectively, at December 31, 2021.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were zero at September 30, 2022 and at December 31, 2021. We have the capacity to borrow up to an additional $508.0 million from the Federal Home Loan Bank of New York as of September 30, 2022.

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

Stockholders’ Equity

Stockholders’ equity experienced a decrease of approximately $46.6 million, to $136.2 million, at September 30, 2022 from $182.8 million at December 31, 2021. The decrease was due mainly to a $58.9 million increase in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a result of the increase in market interest rates. Offsetting the AOCI fluctuation, the Bank recognized an increase in retained earnings of approximately $11.9 million associated with earnings during the first nine months of 2022, net of dividends paid.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2022 and 2021. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.6 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, net deferred loan fees totaled $2.9 million and $2.5 million, respectively.

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,498,425	$18,041	4.78%	$1,186,181	$13,306	4.45%
PPP loans	2,578	72	11.08%	88,030	1,798	8.10%
Investment securities available for sale	562,655	3,418	2.41%	393,848	1,607	1.62%
Cash and due from banks and other	230,077	1,259	2.17%	320,692	126	0.16%
Restricted stock	3,252	51	6.22%	2,128	23	4.29%
Total interest-earning assets	2,296,987	22,841	3.95%	1,990,879	16,860	3.36%
Noninterest-earning assets	90,084			88,228
Total assets	$2,387,071			$2,079,107
Interest-bearing liabilities:
Interest-bearing demand deposits	$352,950	126	0.14%	$296,464	82	0.11%
Money market deposits	738,502	811	0.44%	646,263	450	0.28%
Savings deposits	234,273	162	0.27%	181,477	59	0.13%
Certificates of deposit	71,859	55	0.30%	84,580	117	0.55%
Total interest-bearing deposits	1,397,584	1,154	0.33%	1,208,784	708	0.23%
FHLB Advances and other borrowings	—	—	—%	—	—	—%
Note payable	3,000	42	5.55%	3,000	42	5.55%
Subordinated notes	19,420	230	4.70%	19,364	230	4.71%
Total interest-bearing liabilities	1,420,004	1,426	0.40%	1,231,148	980	0.32%
Noninterest-bearing demand deposits	795,797			663,799
Other noninterest-bearing liabilities	19,570			18,273
Total liabilities	2,235,371			1,913,220
Total stockholders’ equity	151,700			165,887
Total liabilities and stockholders’ equity	$2,387,071			$2,079,107
Net interest income		$21,415			$15,880
Net interest rate spread(2)			3.55%			3.04%
Net interest-earning assets(3)	$876,983			$759,731
Net interest margin(4)			3.70%			3.16%
Average interest-earning assets to interest-bearing liabilities			161.8%			161.7%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,383,180	$47,405	4.58%	$1,140,118	$38,192	4.49%
PPP loans	11,822	914	10.34%	100,634	4,172	5.54%
Investment securities available for sale	518,943	8,263	2.13%	365,552	4,621	1.69%
Cash and due from banks and other	310,511	1,886	0.81%	256,640	230	0.12%
Restricted stock	2,912	127	5.83%	1,897	65	4.59%
Total interest-earning assets	2,227,368	58,595	3.52%	1,864,841	47,280	3.40%
Noninterest-earning assets	89,377			83,741
Total assets	$2,316,745			$1,948,582
Interest-bearing liabilities:
Interest-bearing demand deposits	$358,820	309	0.12%	$278,670	247	0.12%
Money market deposits	698,128	1,691	0.32%	604,674	1,389	0.31%
Savings deposits	225,111	320	0.19%	174,828	164	0.13%
Certificates of deposit	75,396	194	0.34%	87,948	412	0.63%
Total interest-bearing deposits	1,357,455	2,514	0.25%	1,146,120	2,212	0.26%
FHLB Advances and other borrowings	1	—	0.27%	1	—	0.40%
Note payable	3,000	126	5.62%	3,000	126	5.63%
Subordinated notes	19,401	692	4.77%	19,566	690	4.73%
Total interest-bearing liabilities	1,379,857	3,332	0.32%	1,168,687	3,028	0.35%
Noninterest-bearing demand deposits	753,907			615,090
Other noninterest-bearing liabilities	20,317			18,295
Total liabilities	2,154,081			1,802,072
Total stockholders’ equity	162,664			146,510
Total liabilities and stockholders’ equity	$2,316,745			$1,948,582
Net interest income		$55,263			$44,252
Net interest rate spread(2)			3.19%			3.05%
Net interest-earning assets(3)	$847,511			$696,154
Net interest margin(4)			3.32%			3.17%
Average interest-earning assets to interest-bearing liabilities			161.4%			159.6%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$3,759	$975	$4,734	$8,415	$798	$9,213
PPP loans	(2,385)	660	(1,725)	(6,871)	3,612	(3,259)
Investment securities available for sale	1,026	785	1,811	2,443	1,200	3,643
Cash and due from banks	(496)	1,629	1,133	327	1,329	1,656
Other	18	10	28	44	18	62
Total interest-earning assets	1,922	4,059	5,981	4,358	6,957	11,315
Interest-bearing liabilities:
Interest-bearing demand deposits	20	24	44	69	(7)	62
Money market deposits	101	260	361	272	30	302
Savings deposits	37	66	103	72	84	156
Certificates of deposit	(10)	(52)	(62)	(26)	(192)	(218)
Total interest-bearing deposits	148	298	446	387	(85)	302
Federal Home Loan Bank
advances	—	—	—	—	—	—
Note payable	—	—	—	—	—	—
Subordinated notes	—	—	—	(4)	6	2
Total interest-bearing liabilities	148	298	446	383	(79)	304
Change in net interest income	$1,774	$3,761	$5,535	$3,975	$7,036	$11,011

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount ($)	Percentage %	2022	2021	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$22,841	$16,860	$5,981	35.5%	$58,595	$47,280	$11,315	23.9%
Interest expense	1,426	980	446	45.5%	3,332	3,028	304	10.0%
Net interest income	21,415	15,880	5,535	34.9%	55,263	44,252	11,011	24.9%
Provision for loan losses	2,084	1,008	1,076	106.7%	8,517	1,883	6,634	352.3%
Noninterest income	2,933	3,028	(95)	(3.1)%	8,915	8,948	(33)	(0.4)%
Noninterest expense	12,555	10,973	1,582	14.4%	36,908	31,756	5,152	16.2%
Provision for income taxes	1,856	1,351	505	37.4%	3,460	3,767	(307)	(8.1)%
Net income	7,853	5,576	2,277	40.8%	15,293	15,794	(501)	(3.2)%

General. Net income increased $2.3 million, or 40.8%, to $7.9 million for the three months ended September 30, 2022 from $5.6 million for the three months ended September 30, 2021. The increase was driven by a $5.5 million increase in net interest income, partially offset by an increase of $1.6 million in noninterest expense and an increase of $1.1 million in the provision for loan losses during the current quarter as compared to the same quarter in 2021. Net income for the nine months ended September 30, 2022 was $15.3 million, as compared to $15.8 million for the same period in 2021. The overall slight decrease was mainly resulting from the increased provision for loan losses of $6.6 million during the nine months ended September 30, 2022 as compared to the same period in 2021 associated with certain specific reserves for two impaired syndicated loans within the commercial and industrial portfolio segment and an increase of $5.2 million in noninterest expense during the nine months ended September 30, 2022 as compared to the same period in 2021. These increases were mostly offset by an increase of $11.0 million in net interest income during the nine months ended September 30, 2022 as compared to the same period in 2021.

Interest Income. Interest income increased $6.0 million, or 35.5%, to $22.8 million for the three months ended September 30, 2022 from $16.9 million for the three months ended September 30, 2021. This increase was primarily the result of an increase in the average balance of interest-earning assets, which increased by $306.1 million, or 15.4%, to $2.3 billion for the three months ended September 30, 2022 from $2.0 billion for the three months ended September 30, 2021. In addition, the average yield of interest-earning assets increased by 59 basis points from 3.36% for the three months ended September 30, 2021 to 3.95% for the three months ended September 30, 2022 as a result of the rising interest rate environment.

Interest income increased $11.3 million, or 23.9%, for the nine months ended September 30, 2022 reaching $58.6 million from $47.3 million for the nine months ended September 30, 2021. This increase was driven by a $362.5 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $243.1 million, or 21.3%, between the nine months ended September 30, 2021 and September 30, 2022. In addition, the average yield of interest-earning assets increased by 12 basis points from 3.40% for the nine months ended September 30, 2021 to 3.52% for the nine months ended September 30, 2022 as a result of the rising interest rate environment.

Interest income on loans increased by $3.0 million, or 19.9%, to $18.1 million during the three months ended September 30, 2022 from $15.1 million during the three months ended September 30, 2021. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans). The average balance of these loans increased by $312.2 million, or 26.3%, to $1.5 billion for the three months ended September 30, 2022 compared to $1.2 billion for the three months ended September 30, 2021. The average yield on loans, excluding PPP loans, increased by 33 basis points to 4.78% for the three months ended September 30, 2022 from 4.45% for the three months ended September 30, 2021. The increase in the average balance of loans was due to our continued success in growing our commercial real estate, commercial real estate construction, and commercial and industrial loans. The increase in the average yield on loans was the direct result of loans that closed during the third quarter of 2022 that included the impact of the FRB's increase to its benchmark rate over the first three quarters of 2022.

For the nine months ended September 30, 2022, interest income on loans increased by almost $6.0 million, or 14.1%, reaching $48.3 million as compared to $42.4 million for the nine months ended September 30, 2021. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) from $1.1 billion for the nine months ended September 30, 2021 to almost $1.4 billion for the nine months ended September 30, 2022. The increase in average loans outstanding was due to continued growth of commercial real estate, commercial real estate construction, and commercial and industrial loans. This increase in production coupled with the increase in average yield on loans, excluding PPP loans, for the nine month periods from 4.49% in 2021 to 4.58% in 2022 created additional interest income during the 2022 period. The increase in the average yield on loans represents the impact of the FRB's increase to its benchmark rate by 300 basis points during the first nine months of 2022 .

Interest income on securities increased by $1.8 million, or 112.7%, to $3.4 million during the three months ended September 30, 2022 from $1.6 million during the three months ended September 30, 2021. The increase in interest income on securities was due to an increase in the average balance of securities as well as an increase in the average yield on securities during the current period. The average balance of securities increased by $168.8 million, or 42.9%, to $562.7 million for the three months ended September 30, 2022 compared to $393.8 million for the three months ended September 30, 2021. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities, government agencies, and municipal securities with our excess liquidity. The average yield on investment securities increased by 79 basis points overall from 1.62% for the three months ended September 30, 2021 to 2.41% for the three months ended September 30, 2022. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022.

For the nine months ended September 30, 2022, interest income on securities increased by $3.6 million, or 78.8%, to $8.3 million during the period from $4.6 million during the nine months ended September 30, 2021. The increase in interest income on securities was due to an increase in the average balance of securities as well as an increase in the average yield on securities during the current period. The average balance of securities increased by $153.4 million, or 41.9%, to $518.9 million for the nine months ended September 30, 2022 compared to $365.6 million for the nine months ended September 30, 2021. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities, government agencies, and municipal securities with our excess liquidity. The average yield on investment securities increased by 44 basis points overall from 1.69% for the nine months ended September 30, 2021 to 2.13% for the nine months ended September 30, 2022. The increase in the average yield on securities continues to be primarily driven by the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022.

Interest Expense. Interest expense increased $446 thousand, or 45.5%, to $1.4 million for the three months ended September 30, 2022 from $980 thousand for the three months ended September 30, 2021. The increased interest expense was primarily the result of the increasing interest rate environment and the impact on deposit costs during the quarter. The average rate paid on interest-bearing deposits increased 10 basis points to 0.33% during the three months ended September 30, 2022 as compared to 0.23% for the three month period ended September 30, 2021. The average balance of interest-bearing deposits increased by $188.8 million, or 15.6%, to $1.4 billion for the three months ended September 30, 2022 as compared to $1.2 billion for the three months ended September 30, 2021.

Interest expense increased $304 thousand, or 10.0%, to $3.3 million for the nine months ended September 30, 2022 from $3.0 million for the nine months ended September 30, 2021. The increased cost of interest expense was due to growing deposit balances during the nine months ended September 30, 2022 as compared to the same period in 2021. The average balance of interest-bearing deposits increased by $211.3 million, or 18.4%, to $1.4 billion for the nine months ended September 30, 2022 as compared to $1.2 billion for the nine months ended September 30, 2021. The average rate paid on interest-bearing deposits decreased one basis points to 0.25% during the nine months ended September 30, 2022 as compared to 0.26% for the nine month period ended September 30, 2021.

Interest expense on interest-bearing deposits increased by $446 thousand, or 63.0%, to $1.2 million during the three months ended September 30, 2022 from $708 thousand during the three months ended September 30, 2021. The increase in interest expense on interest-bearing deposits was due to an increase in the average cost of deposits coupled with an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased ten basis points to 0.33% during the three months ended September 30, 2022 as compared to 0.23% for the three months ended September 30, 2021. The average cost of interest-bearing deposits increased due to the impact of the rising interest rate environment on deposit accounts. The average balance of interest-bearing deposits increased by $188.8 million, or 15.6%, to $1.4 billion for the three months ended September 30, 2022 as compared to $1.2 billion for the three months ended September 30, 2021 as a result of the increase in the average balance of our non-time interest-bearing deposits and reflective of our strategy to increase commercial deposit accounts of our customers.

During the nine months ended September 30, 2022, interest expense on interest-bearing deposits increased by $302 thousand, or 13.7%, to $2.5 million during the nine months ended September 30, 2022 from $2.2 million during the nine months ended September 30, 2021. The increase in interest expense on interest-bearing deposits between the nine month periods was due primarily to an increase in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits increased by $211.3 million, or 18.4%, to $1.4 billion for the nine months ended September 30, 2022 as compared to $1.2 billion for the nine months ended September 30, 2021 primarily due to the increase in our average balance of our non-time interest-bearing deposits and reflective of our strategy to increase commercial deposit accounts of our customers. The average cost of interest-bearing deposits decreased slightly by one basis point to 0.25% during the nine months ended September 30, 2022 as compared to 0.26% for the nine months ended September 30, 2021.

We also expensed a relatively level amount of approximately $230 thousand in interest expense for the three months ended September 30, 2022 and 2021 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. For the nine months ended September 30, 2022, we expensed $692 thousand in interest expense as compared to $690 thousand recorded for the nine months ended September 30, 2021. These relatively flat interest costs represent the debt service required as part of the 2020 subordinated notes.

Net Interest Income Net interest income increased $5.5 million, or 34.9%, to $21.4 million for the three months ended September 30, 2022 from $15.9 million for the three months ended September 30, 2021 due to an increase in net interest-earning assets as well as an increase in net interest margin for the current period. Average total interest-earning assets increased by $306.1 million to $2.3 billion for the three months ended September 30, 2022 from approximately $2.0 billion for the three months ended September 30, 2021. Net interest rate spread increased by 51 basis points to 3.55% for the three months ended September 30, 2022 from 3.04% for the three months ended September 30, 2021, reflecting an eight basis points increase in the average rate paid on interest-bearing liabilities and a 59 basis points increase in the average yield on interest-earnings assets. The net interest margin increased 54 basis points to 3.70% for the three months ended September 30, 2022 from 3.16% for the three months ended September 30, 2021 due to the increases in overall interest rates as well as deployment of funds into higher yielding loans and investments.

For the nine months ended September 30, 2022, net interest income increased $11.1 million, or 24.9%, to $55.3 million from $44.3 million for the nine months ended September 30, 2021 due primarily to an increase in net interest-earning assets. Average total interest-earning assets increased by $362.5 million to $2.2 billion for the nine months ended September 30, 2022 from $1.9 billion for the nine months ended September 30, 2021. Net interest rate spread increased by 14 basis points to 3.19% for the nine months ended September 30, 2022 from 3.05% for the nine months ended September 30, 2021. The net interest margin increased 15 basis points to 3.32% for the nine months ended September 30, 2022 from 3.17% for the nine months ended September 30, 2021. This increase in net interest income for the nine months ended September 30, 2022 was mainly created by an increase in average loans and securities during the period at higher yields when compared to the same period in 2021.

Provision for Loan Losses. The Company recognized a provision for loan losses of $2.1 million for the three months ended September 30, 2022, compared to $1.0 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the provision for loan losses totaled $8.5 million as compared to $1.9 million for the nine months ended September 30, 2021. The increased provision for both the three and nine months ended September 30, 2022 as compared to the same periods in 2021 reflected the recognition of impairments of two relationships totaling $14.2 million within the syndicated loan portfolio as well as continued growth of the loan portfolio. Syndicated loans represent less than 4.5% of total loans at September 30, 2022. The allowance for loan losses to total loans was 1.48% as of September 30, 2022, an increase of 11 basis points, or 8.0%, versus 1.37% as of December 31, 2021.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$182	$166	$16	9.6%	$511	$499	$12	2.4%
Trust income	1,176	1,230	(54)	(4.4)%	3,569	3,537	32	0.9%
Investment advisory income	1,085	1,176	(91)	(7.7)%	3,385	3,588	(203)	(5.7)%
Earnings on bank owned life insurance	240	209	31	14.8%	709	554	155	28.0%
Other	250	247	3	1.2%	741	770	(29)	(3.8)%
Total noninterest income	$2,933	$3,028	$(95)	(3.1)%	$8,915	$8,948	$(33)	(0.4)%

Noninterest income decreased slightly by $95 thousand, or 3.1%, and remained relatively level at $2.9 million and $3.0 million, respectively, for the three months ended September 30, 2022 and 2021. Our Wealth Management division revenues, which include our Trust and Asset Management businesses were also slightly lower and represented a 6.0% decrease quarter-over-quarter, to $2.3 million for the third quarter of 2022 as compared to $2.4 million for the third quarter of 2021 primarily as a result of declines in asset values. During the same period, assets-under-management for the Trust and Asset Management group experienced a slight decrease totaling approximately $1.1 billion at September 30, 2022.

For the nine months ended September 30, 2022, noninterest income decreased by $33 thousand, or 0.4%, remaining level at $8.9 million for the nine months ended September 30, 2022 and 2021. Our Wealth Management division revenues dipped slightly and represented a 2.4% decrease but were relatively level at approximately $7.0 million and $7.1 million for the nine month periods ended September 30, 2022 and 2021, respectively, primarily as a result of declines in asset values.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries	$5,863	$4,970	$893	18.0%	$16,631	$14,243	$2,388	16.8%
Employee benefits	1,483	958	525	54.8%	4,258	2,960	1,298	43.9%
Occupancy expense	1,063	1,024	39	3.8%	3,391	2,956	435	14.7%
Professional fees	766	880	(114)	(13.0)%	2,885	2,810	75	2.7%
Directors’ fees and expenses	249	251	(2)	(0.8)%	754	745	9	1.2%
Computer software expense	1,276	1,120	156	13.9%	3,629	3,209	420	13.1%
FDIC assessment	384	333	51	15.3%	1,006	889	117	13.2%
Advertising expenses	372	297	75	25.3%	1,127	865	262	30.3%
Advisor expenses related to trust income	28	134	(106)	(79.1)%	186	395	(209)	(52.9)%
Telephone expenses	192	150	42	28.0%	505	420	85	20.2%
Intangible amortization	71	71	—	—	214	214	—	—
Other	808	785	23	2.9%	2,322	2,050	272	13.3%
Total noninterest expense	$12,555	$10,973	$1,582	14.4%	$36,908	$31,756	$5,152	16.2%

Non-interest expense was $12.6 million for the third quarter of 2022, reflecting an increase of approximately $1.6 million, or 14.4%, as compared to approximately $11.0 million for the same period in 2021. The increase in non-interest expense for the current three-month period was due to continued investment in overall company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. The 2022 third quarter also included the continued impact of costs associated with our two newest locations, Bronx and Nanuet, NY. Our efficiency ratio was 51.6% for the three months ended September 30, 2022, from 58.0% for the same period in 2021.

Non-interest expense was $36.9 million for the first nine months of 2022, reflecting an increase of approximately $5.2 million, or 16.2%, as compared to $31.8 million for the same period in 2021. The increase in non-interest expense for the current nine month period was also due to continued investment in overall company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. The current period also included the continued impact of costs associated with our two newest locations, Bronx and Nanuet, NY. For the nine months ended September 30, 2022, our efficiency ratio was 57.5% as compared to 59.7% for the same period in 2021.

Provision for Income Tax. Our provision for income taxes for the three months ended September 30, 2022 was approximately $1.9 million, compared to approximately $1.4 million for the same period in 2021. The increase for the current period was due mainly to an increase in income before income taxes during the quarter. Our effective tax rate for the three-month period ended September 30, 2022 was 19.1%, as compared to 19.5% for the same period in 2021. For the nine months ended September 30, 2022, our provision for income taxes was $3.5 million, as compared to $3.8 million for the nine months ended September 30, 2021. Our effective tax rate for the nine-month period ended September 30, 2022 was 18.5%, as compared to 19.3% for the same period in 2021. The reduction in effective tax rates on the 2022 third quarter and nine-month period was due to the increase in proportion of non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) compared with total pre-tax income.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended September 30,
	2022			2021
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$21,415	$—	$21,415	$15,880	$—	$15,880
Noninterest income	672	2,261	2,933	622	2,406	3,028
Provision for loans loss	(2,084)	—	(2,084)	(1,008)	—	(1,008)
Noninterest expenses	(10,893)	(1,662)	(12,555)	(9,279)	(1,694)	(10,973)
Income tax expense	(1,730)	(126)	(1,856)	(1,201)	(150)	(1,351)
Net income	$7,380	$473	$7,853	$5,014	$562	$5,576

	At or for the Nine Months Ended September 30,
	2022			2021
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$55,263	$—	$55,263	$44,252	$—	$44,252
Noninterest income	1,961	6,954	8,915	1,823	7,125	8,948
Provision for loans loss	(8,517)	—	(8,517)	(1,883)	—	(1,883)
Noninterest expenses	(31,532)	(5,376)	(36,908)	(26,741)	(5,015)	(31,756)
Income tax expense	(3,129)	(331)	(3,460)	(3,324)	(443)	(3,767)
Net income	$14,046	$1,247	$15,293	$14,127	$1,667	$15,794
Assets under management and/or administration (AUM) (market value)	$—	$1,157,837	$1,157,837	$—	$1,256,899	$1,256,899
Total assets	$2,360,897	$7,473	$2,368,370	$2,166,521	$8,708	$2,175,229

The market value of assets under management and/or administration at September 30, 2022 was $1.2 billion as compared to $1.3 billion at September 30, 2021. This includes assets held at both Orange Bank & Trust Company and HVIA at September 30, 2022 and September 30, 2021.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $32 thousand or 1.89%, to $1.7 million for the three months ended September 30, 2022 compared to $1.7 million for the three months ended September 30, 2021. Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $361 thousand or 7.20%, to $5.4 million for the nine months ended September 30, 2022 compared to $5.0 million for the nine months ended September 30, 2021. The increase in expenses was primarily due to the continued growth of the business unit and its related operations.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022 and December 31, 2021, cash and due from banks totaled $180.3 million and $390.0 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $547.3 million at September 30, 2022 and $464.8 million at December 31, 2021.

Certificates of deposit due within one year of September 30, 2022 totaled $43.8 million, or 62.6% of total certificates of deposit. At September 30, 2022, total certificates of deposit were $70.1 million, or 3.2% of total deposits. Certificates of deposit due within one year of December 31, 2021 totaled $59.3 million, or 71.9% of total certificates of deposit. At December 31, 2021, total certificates of deposit were $82.4 million, or 4.3% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2022, we had a total of $13.9 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2022, we had no outstanding advances and the ability to borrow up to $508.0 million. At September 30, 2022, we had a $3.2 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at September 30, 2022. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at September 30, 2022. There were no outstanding borrowings with ACBB at September 30, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $23.2 million and $14.6 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $418.7 million and $240.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $269.5 million and $494.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At September 30, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at September 30, 2022 and December 31, 2021.

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

At September 30, 2022, we had $397.7 million in loan commitments outstanding. We also had $13.0 million in standby letters of credit at September 30, 2022.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Date: November 10, 2022

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Peacock
Name:	Robert L. Peacock
Title:	Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)