Form 10-K
period 2022-12-31
Orange County Bancorp, Inc. /DE/
filed 2023-03-24
CIK 1754226

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ⌧

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $37.56 as of June 30, 2022 was $186.2 million.

As of March 13, 2023 there were 5,643,203 shares outstanding of the registrant’s common stock

Documents Incorporated by Reference

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

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

•inflation, recession, and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

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

•political instability or civil unrest;

•acts of war or terrorism or pandemics such as the recent COVID-19 pandemic;

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

PART I

Item 1. Business

Overview

Orange County Bancorp, Inc. (the “Company”) is a bank holding company incorporated under Delaware law in 2007 and headquartered in Middletown, New York. Through its wholly owned subsidiaries, Orange Bank & Trust Company, a New York state-chartered trust company (the “Bank”) and Hudson Valley Investment Advisors, Inc., a registered investment advisor (“HVIA”), the Company offers full- service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. The Company’s main office is located at 212 Dolson Avenue, Middletown, New York 10940.

By combining the high level personal service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts. These activities, together with our 14 branch offices and one loan production office, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2022, the Company’s assets, loans, deposits and stockholders’ equity totaled $2.3 billion, $1.6 billion, $2.0 billion and $138.1 million, respectively. Orange Bank & Trust Company’s trust department and HVIA had a combined $1.3 billion in assets under management at December 31, 2022.

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

The Company continues to enjoy particularly strong growth in its newer markets of Rockland and Westchester Counties, which offer significant growth potential as a function of market size and demographics, while Orange County continues to represent approximately 47% of the Bank’s deposits as of December 31, 2022.

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

Since 2013, we continue to leverage knowledge and relationships developed over our long history and our commitment to customer service across a strategically expanding footprint. This was formalized with the opening of new branch locations in Westchester and Rockland Counties in 2015, and has since driven meaningful market share growth in these markets. We opened a new branch in Nanuet, located in Rockland County, during the third quarter of 2021.

While focused on driving growth across all of our markets and product lines, we believe our expanded presence in Westchester and Rockland Counties will continue to be the largest contributor to future asset growth due to the significant deposit base in the Lower Hudson Valley market. We view all of our recent openings and locations as natural and logical extensions for the Bank and consistent with our geographic footprint.

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

Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our beginning in 1892, our founders understood the Bank’s success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive the Company today, as we serve customers in Orange, Rockland, and Westchester Counties and the Bronx through a network of 14 branches, one loan production office and approximately 200 employees. Our core competencies include familiarity with our clients and providing the highest quality services and solutions, enabling us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.

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

Continue to Grow our Core Deposit Franchise. The strength of our deposit franchise is derived from our long-standing relationships with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for the growth of our loan portfolio. Core deposits (deposits excluding time deposits) comprise 95.3% of our total funding, with a low cost of 0.35% for the year ended December 31, 2022. A key element of our strategy to enhance funding sources is our cash management services, which has helped our team expand the depth and efficiency of our product offerings, and is expected to contribute to profitability, account growth, and customer retention going forward. Additionally, by continuing to broaden our suite of business services, from sophisticated cash management to enhanced commercial lending, loans and deposits grew to $1.6 billion and $2.0 billion at year end 2022, up 21.5% and 3.1%, respectively, over year end 2021. We expect this growth to continue as the Bank continues to incorporate the tools our clients need to operate more efficiently and profitably. We also believe our strong commercial and public sector relationships will supplement our retail deposit base, further enhancing deposit growth and, ultimately, continued growth of our loan portfolio. Deposits from municipalities totaled $300.1 million, or 15.2%, of our total deposits at December 31, 2022. Municipal deposits grew by $27.5 million from $272.6 million at December 31, 2021.

Continue to Build Fee-Based Business. We have built a strong foundation of fee-based revenue through our trust services and wealth management businesses. Like our core banking business, our trust and advisory services have also achieved significant recent milestones, with combined assets under management (AUM) in the two groups aggregating $1.3 billion at December 31, 2022, in spite of difficult market conditions. As we have successfully done with our banking business, we intend to continue expansion of HVIA’s services into Westchester and Rockland Counties. Additionally, our newest service, private banking, continued to grow in 2022 and now enables approximately 440 clients to fully leverage the resources and capabilities of our platform. Each of our fee- based businesses is run by an experienced team and has scalable infrastructure to support additional growth with little added expense. We believe our integrated approach to client relationships, growing market position and expanded service offerings will provide significant cross selling and new business opportunities going forward.

Capitalize on Market Disruption. We intend to continue to take advantage of recent economic disruption in our operating markets, which we believe has created an environment of underbanked customers. The acquisitions of competitors in these markets continue to create opportunities to hire seasoned bankers who we believe can thrive under our business model and take advantage of customer dissatisfaction with large, less personalized banks and/or recently merged institutions. We have successfully employed this strategy in the past, hiring 37 experienced bankers from merged institutions and acquiring HVIA from Provident New York Bancorp in 2012.

We believe the ongoing reduction in the number of locally-managed community banks provides the opportunity for us to offer sophisticated banking products and services targeting small and middle market businesses, to expand our customer base, increase assets, and enhance profitability.

Strategic Expansion. While Orange County remains our home, ongoing investments in Rockland, Westchester and Bronx Counties continue to be significant drivers of our growth and profitability. Most recently, we entered the Nanuet market with a Rockland County branch location during third quarter 2021. The exploration of new opportunities for expansion will remain a key initiative within the Company’s strategy.

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

Lending Activities

General. Our principal lending activity has been the origination of commercial real estate loans, commercial and industrial loans, commercial real estate construction loans, and to a lesser extent, residential real estate loans, home equity loans and consumer loans. Our customers are primarily small and medium- sized businesses, attorneys, and other professionals. The following table sets forth the composition of our loan portfolio by the type of loan at December 31, 2022:

	At December 31, 2022

	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$258,901	16.50%
Commercial real estate	1,098,054	69.97%
Commercial real estate construction	109,570	6.98%
Residential real estate	74,277	4.73%
Home equity	12,329	0.79%
Consumer	16,299	1.04%
Total loans	1,569,430	100.00%
Allowance for loan losses	21,832
Total loans, net	$1,547,598

Commercial Real Estate Lending. As of December 31, 2022, we had $1.1 billion in total commercial real estate loans, representing approximately 70.0% of total loans. We originate loans to finance commercial real estate, primarily secured by commercial retail space, multifamily properties, office buildings and warehouses in our primary lending market. Generally, our commercial real estate loans have terms between five and ten years based on a 20 to 30 year amortization schedule, loan-to-value ratios of up to 75% of the appraised value of the property and are often credit enhanced by personal guarantees of the borrowers. Our typical commercial real estate loan has a three, five or seven-year fixed rate term which then adjusts at a margin above the FHLB of New York fixed rate advance index for the remainder of the term with a balloon payment due usually at the end of ten years. At December 31, 2022, 18.7% of our commercial real estate loans were for owner-occupied properties. At December 31, 2022, we had $218.1 million in loans secured by multifamily properties.

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

Commercial and Industrial Lending. As of December 31, 2022, we had $258.9 million in commercial and industrial loans (including PPP loans), representing 16.5% of total loans. We originate commercial and industrial loans, consisting of short-term loans, lines of credit and term loans to businesses located in our primary lending market. These loans are used for various business purposes including the finance of machinery and equipment purchases, inventory and accounts receivable as well as real estate purchases.

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

Commercial and industrial loans also include loans originated under the PPP, a specialized low-interest (1)% forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The Bank, as a qualified SBA lender, was authorized to originate PPP loans. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 501 PPP loans totaling $87.2 million during 2021 and originated 686 PPP loans totaling $85.5 million during 2020. Our balance of PPP loans at December 31, 2022 was $1.7 million, or less than 1% of total loans.

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

Commercial Real Estate Construction Lending. As of December 31, 2022, we had $109.6 million in commercial real estate construction loans, representing 7.0% of total loans. We engage in commercial real estate construction lending, primarily for projects located within our primary lending market. Our commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans. These loans are generally secured by the subject property. Terms of construction loans depend on the specifics of the project such as the estimated time for completion, the planned construction costs and the prospective appraised value of those projects. At December 31, 2022, we have made commitments of $198.4 million of which $109.6 million has been drawn by our commercial real estate construction borrowers.

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

Residential Real Estate Lending. As of December 31, 2022, we had $74.3 million in total residential real estate loans, representing 4.7% of total loans. In recent years, we have deemphasized the origination of residential real estate loans in our portfolio. We offer fixed-rate and adjustable-rate loans with terms up to a maximum of 20 years. The majority of our residential real estate loans are originated with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area.

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

Home Equity Lending. As of December 31, 2022, we had $12.4 million in total home equity loans, representing less than 1% of total loans. We originate home equity lines of credit and closed-end loans. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area. Home equity lines and loans are secured by the borrower’s primary residence with a maximum loan-to-value ratio of 85% and a maximum term of 15 years on home equity loans and a 10 year draw period followed by a 15 year repayment period for home equity lines. Home equity loans adjust based on the Prime Rate.

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

Consumer Lending. As of December 31, 2022, we had $16.3 million in consumer loans, representing 1.0% of total loans. We offer a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits as well as other types of consumer loans.

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

Loan Purchases, Participations and Sales. From time to time we purchase loans or participate in loans with other financial institutions to supplement our origination of loans. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We primarily participate in commercial real estate loans, including multi-family real estate loans, and in commercial and industrial loans. When we are not lead lender, we always follow our customary loan underwriting and approval procedures. As of December 31, 2022, the outstanding balances of our loan participations totaled $113.7 million, of which $99.9 million were commercial real estate loans, $12.3 million were commercial real estate construction loans, and $1.5 million were commercial and industrial loans. In May 2018, we joined a community bank lending network operated by BancAlliance which provides the opportunity to participate in commercial and industrial loans and lines of credit that are broadly syndicated to member banks and outside institutions. As of December 31, 2022, the outstanding balances of loans sourced through this program totaled $30.8 million, across seven distinct borrower relationships.

We also purchase whole loans from other lenders. Beginning in 2018, we have purchased commercial and industrial loans made to medical professionals throughout the U.S. such as to doctors and dentists secured by a blanket lien on their business assets from a national provider of such loans. We follow our customary loan underwriting and approval policies specific to these purchased loans. We purchase such loans under two programs. The first is a direct purchase with no guarantee (the “Direct Purchase Loans”), in which the loans are purchased at par with a put-back provision to the originator in the event of nonperformance. The second program carries a 50% guarantee from the seller (the “Partial Guaranteed Loans”) in which the loans are purchased at par. Because these loans are generally secured by business assets, they may be subject to a greater extent to the financial condition of the borrower than loans secured by real estate collateral. During the year ended December 31, 2022, we did not purchase any Direct Purchase Loans. During the years ended December 31, 2022 and 2021, we did not purchase any Partial Guaranteed Loans. As of December 31, 2022 and 2021, the aggregate balance of the purchased loans under these programs were $32.5 million and $44.5 million, respectively. During the year ended December 31, 2022, we did not purchase any partially guaranteed consumer loans. As of December 31, 2022 and 2021, the aggregate balance of the purchased loans under this program was $10.1 million and $15.0 million, respectively.

We generally do not sell loans and did not sell any loans during the years ended December 31, 2022 or 2021.

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

Loans to One Borrower Limit. In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2022, our regulatory limit on loans-to-one borrower was $34.2 million.

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

Wealth Management Business Segment

Through HVIA and Orange Bank & Trust Company’s trust department, we offer a range of trust services, including managing customer investments, serving as custodian of customer assets, and providing fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. At December 31, 2022, we had $1.3 billion of assets under management in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Orange Bank & Trust Company or HVIA and therefore are not included in the consolidated balance sheets included in the Annual Report on Form 10-K. HVIA and Orange Bank & Trust Company’s trust department collectively had 40 full-time equivalent employees as of December 31, 2022 and revenue of $9.3 million or approximately 9.7% of our total revenues in 2022.

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

At December 31, 2022, we had a portfolio of investment securities available for sale which is reported at fair value through accumulated other comprehensive loss.

Deposit Funding

Deposits are our primary source of funds to support our interest earning assets and growth. As of December 31, 2022, we held approximately $2.0 billion of total deposits. The following table sets forth our total deposit account balances, by account type, at December 31, 2022:

	At December 31, 2022
			Average
	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand accounts	$723,228	36.63%	—%
Interest bearing demand accounts	284,747	14.42%	0.31%
Money market accounts	615,149	31.16%	0.97%
Savings accounts	258,230	13.08%	0.72%
Certificates of Deposit	93,033	4.71%	1.74%
Total	$1,974,387	100.00%	0.52%

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and non-interest- bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2022, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 95.3% of our total deposits, and our cost of funds on this stable funding source was 0.35% anchored by our noninterest bearing demand deposits which represented 36.6% of total deposits at December 31, 2022. We have approximately $33 million of brokered deposits at December 31, 2022. Our CDARS and ICS deposits totaled $53.4 million at December 31, 2022.

We actively seek to obtain municipal deposits. At December 31, 2022, municipal deposits totaled $300.1 million or 15.2% of our total deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as county, village and town governments, school districts, fire departments and other municipalities. We solicit their operating and savings deposits. Municipal deposit accounts are generally collateralized by eligible government and government agency securities.

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

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, two commercial banks and the Federal Reserve Bank discount window. Borrowings represent an alternative funding source, accordingly, we utilize advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2022, we had $441.5 million of available borrowing capacity with the FHLB. On that date, we had $131.5 million in advances outstanding from the FHLB. The other borrowing lines are maintained primarily for contingency funding sources and had no amounts outstanding at December 31, 2022.

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

Personnel

As of December 31, 2022, we had 204 full-time equivalent employees at Orange County Bancorp, Orange Bank & Trust Company and HVIA, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. The FDIC adopted a final rule in 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DIF reserve ratio at 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. An institution’s assessment rate depends upon the perceived risk of the institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2022.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The rule establishes a community bank leverage ratio (“CBLR”) equal to the Tier 1 capital divided by the average total consolidated assets. Regulators have established the CBLR at 9.0%.

A Qualifying Community Bank that meets the CBLR is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and at December 31, 2022, the Bank’s capital exceeded all applicable requirements.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was classified as well capitalized at December 31, 2022.

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

Privacy and Cybersecurity Laws

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

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

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

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

•The Truth-In-Lending Act, and Regulation Z promulgated thereunder, governing disclosures of credit terms to consumer borrowers;

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

•The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;

•Unfair or Deceptive Acts or Practices laws and regulations;

•The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The Coronavirus Aid, Relief and Economic Security Act; and

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

We primarily serve individuals, businesses and municipalities located in the New York City metropolitan area and in Orange, Westchester and Rockland Counties, New York. As of December 31, 2022, most of our loan portfolio was secured by real estate and other assets located in these areas in New York. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in these areas, or adverse changes in laws or regulations in New York due to the adverse effects of the COVID-19 pandemic or otherwise, could impact the credit quality of our assets, the businesses of our customers and ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

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

At December 31, 2022, approximately $1.2 billion, or 76.9%, of our total loan portfolio was secured by commercial real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York City metropolitan area and in Orange, Westchester and Rockland Counties and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. During 2022, inflation in the United States increased to levels not seen since the 1980s. As a result, the FRB has increased the federal funds rate by a cumulative 475 basis points in 2022 and to date in 2023 and has indicated its intention to continue to increase interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact their ability to repay their loans with us.

Risks Related to Lending Activities

Our emphasis on commercial real estate loans involves risks that could adversely affect our financial condition and results of operations.

Our loan portfolio includes commercial real estate loans, primarily loans secured by commercial retail space, office buildings and multifamily properties. At December 31, 2022, our commercial real estate loans totaled $1.1 billion, or 70.0%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. Moreover, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (the “FDIC”) and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 399% of our risk-based capital at December 31, 2022 and the outstanding balance of our commercial real estate loan portfolio has increased by 92% during the 36 months preceding December 31, 2022.

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

At December 31, 2022, $258.9 million, or 16.5% of our total loan portfolio, consisted of commercial and industrial loans (including $1.7 million of PPP loans). Our commercial and industrial loans are collateralized by general business assets, including accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial and industrial loans, as well as any future credit deterioration, could require us to increase our allowance for loan losses in the future. At December 31, 2022, our allowance for loan losses was 1.39% of total loans and 258.3% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

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

At December 31, 2022, our non-performing assets, which consist of non-performing loans and other real estate owned, were $8.5 million, or 0.37% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

We participate in commercial real estate loans and commercial and industrial loans with other financial institutions from time to time in which we are not the lead lender. Our commercial real estate loan participations are limited to our geographic lending market which includes, the Hudson Valley, the New York City Metropolitan area, New Jersey and Connecticut. We also occasionally participate in commercial and industrial loans with other financial institutions in which we are not the lead lender. These loans are also limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2022, commercial real estate loan participations, including construction, for which we were not the lead lender totaled $112.2 million, or 10.2% of our commercial real estate loan portfolio, including commercial real estate construction, and commercial and industrial loan participations for which we were not the lead lender totaled $1.5 million, or 0.57% of our commercial and industrial loan portfolio.

We underwrite each commercial real estate loan and commercial and industrial loan that we participate in and establish the loan classification and loan provision using the same criteria we use for loans we originate. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to service and to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2022, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

A portion of our loan portfolio consists of loan purchases we do not service which may have a higher risk of loss than loans we originate because these loans are secured by assets outside our primary market area.

We purchase commercial and industrial loans from time to time outside our market area. We have purchased loans primarily to the medical industry that are secured by UCC blanket liens on all business assets and are distributed throughout the United States. These loan purchases may have a higher risk of loss than loans we originate because they are located outside of our primary market area. All loans purchased are in compliance with our approved underwriting standards specific to purchased loans under this program. These loans may have a higher risk of loss as our decision regarding the classification of these loans and loan loss provisions associated with these loans are made in part based upon information provided by the servicer. At December 31, 2022, our purchased commercial and industrial loans totaled $32.5 million, or 2.0% of our loan portfolio and 12.6% of our commercial and industrial loan portfolio, none of which were delinquent 60 days or more. During the year ended December 31, 2022, we did not purchased any loans from a partially guaranteed consumer loan program. As of December 31, 2022, the aggregate balance of the purchased loans under this program was $10.1 million or less than 1% of our loan portfolio. If our underwriting of these purchased loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Risks Related to Wealth Management

Involvement in wealth management creates risks associated with the industry.

At December 31, 2022, we had approximately $1.3 billion in assets under management. Our wealth management operations with HVIA and our trust and administration services provided through the Bank’s trust services department present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management and trust services operations. In addition, our wealth management and trust service operations are dependent on a small number of established financial advisors and other service providers, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

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

Risks Related to Deposits

We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason.

At December 31, 2022, we had $1.9 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. The rising interest rate environment and future actions the FRB may take may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2022, $300.1 million, or 15.2% of our total deposits, consisted of municipal deposits from local government entities such as county, village and town governments, school districts, fire departments and other municipalities, which are collateralized by investment securities. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

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

Risks Related to Market Interest Rates

We are subject to interest rate risk, and fluctuations in market interest rates may affect our interest margins and income, demand for our products, defaults on loans, loan prepayments and the fair value of our financial instruments.

Our earnings and cash flows depend largely upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, which may affect our net interest margins. Such changes could also affect (i) demand for our products and services and price competition, in turn affecting our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets; (iv) levels of defaults on loans; and (v) loan prepayments.

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has signaled that further tightening is anticipated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, our net interest margin may contract in a rising rate environment because our funding costs may increase faster than the yield we earn on our interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect our financial condition and results of operations.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent pandemic-related environment where the Federal Reserve held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity. We also increase or decrease our stockholders’ equity by the amount of change in the fair value of equity securities through net income in the consolidated statement of operations.

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

Other Risks Related to Our Business

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, has caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. These failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. The rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs.

Public health emergencies, like the COVID-19 outbreak, may have an adverse impact on our business and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry, the retail industry, the healthcare industry, restaurants and food services, and entertainment and recreation.

As a result of a public health emergency, including the COVID-19 pandemic, and the related adverse local and national consequences, and as a result of governmental, consumer and business responses to any outbreak, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, or results of operations: demand for our products and services may decline; if consumer and business activities are restricted, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for loan losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income or a net loss over several quarters could affect our ability to pay cash dividends; cyber security risks may be increased as the result of an increase in the number of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and vaccine mandates in response to a pandemic may affect our workforce, human capital resources and infrastructure; and the Company may experience staffing shortages and unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy. Any one or a combination of the foregoing factors could negatively impact our business, financial condition, results of operations and prospects.

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

Our directors and executive officers, as a group, beneficially owned approximately 10.9% of our outstanding shares of common stock as of December 31, 2022. To our knowledge, although there is no written agreement between members of the Morrison family to act in concert, relatives of director William D. Morrison and William D. Morrison beneficially owned collectively approximately 24.6% of our outstanding shares of common stock as of December 31, 2022. William D. Morrison beneficially owned approximately 1.0% of our outstanding shares of common stock as of December 31, 2022. As a result of this level of ownership, our directors and executive officers and members of the Morrison family have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers and members of the Morrison family may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We operate from our main office and 14 branch offices. We own our main office in Middletown, New York, and four branch offices located at North Street in Middletown, at Trust Way in Middletown, in Chester and in Montgomery, New York. We lease ten branch offices located in Goshen, Newburgh, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Bronx, and Nanuet, New York. The branches are leased under agreements that may be renewed for varying periods. In addition, HVIA operates from leased offices located in Goshen, New York. At December 31, 2022, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $14.7 million.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2022, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Orange County Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “OBT” since August 5, 2021. At March 23, 2023, Orange County Bancorp, Inc. had approximately 224 stockholders of record.

Subject to prior approval from our board of directors and regulatory restrictions, we intend to continue the payment of a cash dividend of $0.23 per share on a quarterly basis to holders of our common stock. Our board of directors may change the amount of, or entirely eliminate the payment of, future dividends at its discretion, without notice to our stockholders. We are not obligated to pay dividends on our common stock. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the BHC Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship- based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 branches and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.3 billion in assets under management at December 31, 2022. As of December 31, 2022, our assets, loans, deposits and stockholders’ equity totaled $2.3 billion, $1.6 billion, $2.0 billion and $138.1 million, respectively.

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

We anticipate that interest rates will continue to rise in 2023. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

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

Critical Accounting Estimates

A summary of our accounting policies is described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting estimates are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. These critical estimates and their application are periodically reviewed with the Audit Committee and the board of directors.

Management believes that the most critical accounting estimate, which involves the most complex or subjective decisions or assessments, is as follows:

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			December 31, 2022
			vs.
	As of December 31,	As of December 31,	December 31, 2021
	2022	2021	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,287,334	2,142,583	144,751	6.8%
Cash and due from banks	86,081	306,179	(220,098)	(71.9)%
Loans, net	1,547,598	1,273,767	273,831	21.5%
Investment securities, available for sale	533,461	464,797	68,664	14.8%
Deposits	1,974,387	1,914,384	60,003	3.1%
FHLB advances, short term	131,500	—	131,500	100.0%
Note payable	—	3,000	(3,000)	(100.0)%
Subordinated notes, net of issuance costs	19,447	19,376	71	0.4%
Stockholders’ Equity	138,138	182,836	(44,698)	(24.4)%

Assets. Our total assets were $2.3 billion at December 31, 2022, an increase of $144.8 million from $2.1 billion at December 31, 2021. The increase was primarily due to increased net loan growth of approximately $273.8 million, or 21.5%, and supported by $60.0 million, or 3.1%, in deposit growth. There was also an increase in FHLB short term borrowings of $131.5 million during 2022 as compared to no borrowings in 2021. During the 2022 fiscal year, investment securities increased by $68.7 million, or 14.8%, in order to increase earnings during a period of rising interest rates. These increases reflected the strong growth of our loans particularly commercial real estate and continued deposit growth.

Cash and due from banks. Cash and due from banks decreased $220.1 million, or 71.9%, to $86.1 million at December 31, 2022 from $306.2 million at December 31, 2021. The decrease resulted primarily from our loan growth, coupled with increased investment activities, which outpaced deposit growth during the year.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$257,184	16.39%	$230,394	17.84%
Commercial real estate	1,098,054	69.97%	852,707	66.03%
Commercial real estate construction	109,570	6.98%	72,250	5.59%
Residential real estate	74,277	4.73%	65,248	5.05%
Home equity	12,329	0.79%	13,638	1.06%
Consumer	16,299	1.04%	19,077	1.48%
PPP loans	1,717	0.11%	38,114	2.95%
Total loans	1,569,430	100.00%	1,291,428	100.00%
Allowance for loan losses	21,832		17,661
Total loans, net	$1,547,598		$1,273,767

Net loans increased $273.8 million, or 21.5%, to $1.6 billion at December 31, 2022 from $1.3 billion at December 31, 2021 primarily due to increases in commercial real estate loans and commercial real estate construction loans. Commercial real estate loans increased $245.3 million, or 28.8%, to $1.10 billion at December 31, 2022 from $852.7 million at December 31, 2021 primarily as a result of continued loan demand by our commercial real estate customers and developers, along with our strategy to expand commercial real estate lending in our market area. Commercial real estate construction loans increased $37.3 million, or 51.7%, to $109.6 million at December 31, 2022 from $72.3 million at December 31, 2021 reflecting the strength of development within our primary market areas as well as the timing of funding certain projects. PPP loans decreased $36.4 million, or 95.5%, to $1.7 million at December 31, 2022 from $38.1 million at December 31, 2021 due to loan forgiveness by the SBA throughout 2022.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	Commercial		Commercial
	and	Commercial	Real Estate	Residential
Time to Reprice/Mature	Industrial	Real Estate	Construction	Real Estate	Home Equity	Consumer	Total

	(Dollar in thousands)
One year or less	$59,392	$38,299	$79,091	$5,748	$109	$209	$182,848
More than one year to five years	118,696	253,647	30,479	5,218	61	12,746	420,847
More than five years to fifteen years	77,503	736,286	—	8,897	690	3,292	826,668
After fifteen years	3,310	69,822	—	54,414	11,469	52	139,067
Total	$258,901	$1,098,054	$109,570	$74,277	$12,329	$16,299	$1,569,430

The following table sets forth the principal balance of fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023:

	Due After December 31, 2023
	Fixed	Adjustable	Total

	(In thousands)
Commercial and industrial	$93,681	$105,827	$199,508
Commercial real estate	481,095	578,660	1,059,755
Commercial real estate construction	5,121	25,358	30,479
Residential real estate	54,549	13,980	68,529
Home equity	319	11,901	12,220
Consumer	11,926	4,165	16,091
Total loans	$646,691	$739,891	$1,386,582

At December 31, 2022, $402.1 million, or 46.8% of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial and industrial	$1,497	$1,583	$2,854	$541	$1,519	$720
Commercial real estate	563	—	952	—	2,873	1,161
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	2	—	1,188	26	—	578
Home equity	—	—	—	—	58	50
Consumer	584	634	476	1,134	292	212
Total	$2,646	$2,217	$5,470	$1,701	$4,742	$2,721

The following table sets forth our loan delinquencies, including non-accrual loans, at the dates indicated as a percentage of loans for the corresponding types.

	At December 31,
	2022			2021
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	0.58%	0.62%	1.11%	0.23%	0.66%	0.31%
Commercial real estate	0.05%	—%	0.09%	—	0.34%	0.14%
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	0.00%	—	1.60%	0.04%	—	0.89%
Home equity	—	—	—	—	0.43%	0.37%
Consumer	3.58%	3.89%	2.92%	5.94%	1.53%	1.11%
Total	0.17%	0.14%	0.35%	0.13%	0.37%	0.21%

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

The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $6.1 million and $4.6 million as of December 31, 2022 and December 31, 2021, respectively. No PPP loans were considered non-performing at December 31, 2022 or December 31, 2021.

	At December 31,	At December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$1,003	$—
Commercial real estate	3,882	3,928
Commercial real estate construction	—	—
Residential real estate	1,188	578
Home equity	51	50
Consumer	—	4
Total non-accrual loans	6,124	4,560
Accruing loans 90 days or more past due:
Commercial and industrial	1,850	720
Commercial real estate	—	465
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	477	208
Total accruing loans 90 days or more past due	2,327	1,393
Total non-performing loans	8,451	5,953
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$8,451	$5,953
Ratios:
Total non-performing loans to total loans	0.54%	0.46%
Total non-performing loans to total assets	0.37%	0.28%
Total non-performing assets to total assets	0.37%	0.28%

Non-performing loans at December 31, 2022 totaled $8.5 million and consisted of $3.9 million of commercial real estate loans, $2.9 million of commercial and industrial loans and $1.2 million of residential real estate loans. We had no other real estate owned at December 31, 2022.

Non-performing assets increased $2.5 million, or 42.0%, to $8.5 million, or 0.37% of total assets, at December 31, 2022 from $6.0 million, or 0.28% of total assets, at December 31, 2021. The increase in non- performing assets at December 31, 2022 compared to December 31, 2021 was primarily due to the increase in commercial and industrial loans driven mainly by the one remaining nationally syndicated relationship described above combined with the increase in residential real estate.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings during the years ended December 31, 2022 or December 31, 2021. Troubled debt restructurings may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history under the terms of the restructured loan.

At December 31, 2022, the Bank had $3.3 million of non-accruing troubled debt restructured loans which are included in non-performing loans. This represented 0.21% of total loans at December 31, 2022 and represents a slight decrease when compared with $3.6 million at December 31, 2021.

At December 31, 2022, there were eight loans with aggregate balances of $14.1 million were considered troubled debt restructurings, but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2021, eight loans with aggregate balances of $14.5 million were considered troubled debt restructurings but were performing in accordance with their restructured terms for the requisite period of time to be returned to accrual status.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At December 31,	At December 31,
	2022	2021

	(Dollars in thousands)
Classification of Assets:
Substandard	$18,433	$29,593
Doubtful	—	—
Loss	—	—
Total Classified Assets	$18,433	$29,593
Special Mention	$7,974	$4,885

On the basis of management’s review of our assets, we classified $18.4 million of our assets at December 31, 2022 as substandard compared to $29.6 million at December 31, 2021. We designated $8.0 million of our assets at December 31, 2022 as special mention compared to $4.9 million designated as special mention at December 31, 2021.

Allowance for Loan Losses

Please see “— Critical Accounting Estimates — Allowance for Loan Losses” for additional discussion.

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

The allowance is increased through provisions charged against current earnings and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. As a result of the COVID-19 pandemic, during the year ended December 31, 2020, we increased certain qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations as a result of the effects of the COVID-19 pandemic. During 2021, certain qualitative factors associated with changing risks related to local and national economic conditions as well as industry concentrations were also affected. Recent improvement in economic conditions, as well as the strong underlying performance of the loan portfolio, have prompted a reversion to normalized, pre-COVID levels for these qualitative risk factors, partially offset by continued increases in the allowance attributable to concentrated growth in commercial real estate loans. The allowance for loan losses is maintained at a level that represents management’s best estimate of incurred losses inherent in the loan portfolio. In addition, the FRB and the NYSDFS, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

The following table sets forth activity in our allowance for loan losses for the years indicated:

	At or for the Year Ended
	December 31,
	2022	2021

	(Dollars in thousands)
Balance at beginning of year	$17,661	$16,172
Charge-offs:
Commercial and industrial	4,962	942
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	65	11
Home equity	—	—
Consumer	479	314
PPP loans	—	—
Total charge-offs	5,506	1,267
Recoveries:
Commercial and industrial	66	220
Commercial real estate	52	75
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	42	33
Total recoveries	160	328
Net charge-offs (recoveries)	5,346	939
Provision for loan losses	9,517	2,428
Balance at end of period	$21,832	$17,661
Ratios:
Net charge-offs to average loans outstanding	0.37%	0.08%
Allowance for loan losses to non-performing loans at end of year	258.34%	296.67%
Allowance for loan losses to total loans at end of year	1.39%	1.37%
Allowance for loan losses to total loans (excluding PPP Loans) at end of year	1.39%	1.41%

The following table presents the summary of net charge-offs (recovery) to average loans outstanding by loan type for the years presented:

	Years ended December 31,
	2022	2021

Net charge-offs to average loans outstanding	0.37%	0.08%
Broken down by loan type as follows, excluding PPP:
Commercial and Industrial	0.34%	0.06%
Commercial real estate	0.00%	(0.01)%
Commercial real estate construction	0.00%	0.00%
Residential real estate	0.00%	0.00%
Home equity	0.00%	0.00%
Consumer	0.03%	0.02%

The allowance for loan losses increased by $4.2 million, or 23.6%, to $21.8 million, or 1.39% of total loans at December 31, 2022 from $17.7 million, or 1.37% of total loans (or 1.41% of total loans, excluding PPP loans), at December 31, 2021. The increase in the allowance for loan losses for 2022 was driven by growth in our commercial real estate and commercial real estate construction loan segments, as well as the impact of two syndicated loans which were charged-off during 2022 due to COVID-19 pandemic related effects.

The following tables set forth the allowance for loan losses allocated by loan category at the dates indicated.

	At December 31,
	2022			2021
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance to	Category to		Allowance to	Category to
	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

	(Dollars in thousands)
Commercial and industrial(1)	$5,510	25.24%	16.50%	$4,901	27.75%	20.79%
Commercial real estate	14,364	65.79%	69.97%	11,183	63.32%	66.03%
Commercial real estate construction	1,252	5.73%	6.98%	964	5.46%	5.59%
Residential real estate	345	1.58%	4.73%	272	1.54%	5.05%
Home equity	63	0.29%	0.79%	80	0.45%	1.06%
Consumer	298	1.36%	1.04%	261	1.48%	1.48%
Total allowance for loan losses	21,832	100.00%	100.00%	17,661	100.00%	100.00%
(1)	PPP loans are included within this portfolio; however, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio as of the dates indicated.

	At December 31, 2022		At December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$104,734	$93,750	$80,596	$79,706
Mortgage-backed securities	364,690	316,915	272,931	270,432
Corporate securities	28,559	25,658	20,081	20,211
Obligations of states and political subdivisions	111,971	97,138	92,545	94,448
Total	$609,954	$533,461	$466,153	$464,797

Available for sale securities increased $68.7 million, or 14.8%, to $533.5 million at December 31, 2022 from $464.8 million at December 31, 2021, as mortgage-backed securities increased $46.5 million, municipal securities increased $2.7 million, U.S. Government agency securities increased $14.0 million, and corporate securities increased $5.4 million. This overall increase was primarily the result of strategic deployment of cash into investments during a period of rising interest rates into mortgage-backed securities, government agencies, corporate securities, and municipal securities.

We did not have held-to-maturity investments at December 31, 2022 or December 31, 2021.

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

No impairment charges were recorded for the years ended December 31, 2022, and 2021.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At December 31, 2022			At December 31, 2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$723,228	36.63%	—	$701,645	36.65%	—
Interest bearing demand deposits	284,747	14.42%	0.31%	301,596	15.75%	0.11%
Money market deposits	615,149	31.16%	0.97%	615,111	32.13%	0.26%
Savings deposits	258,230	13.08%	0.72%	213,592	11.16%	0.14%
Certificates of deposit	93,033	4.71%	1.74%	82,440	4.31%	0.46%
Total	$1,974,387	100.00%	0.52%	$1,914,384	100.00%	0.14%

Total deposits increased $60.0 million, or 3.1%, to $2.0 billion at December 31, 2022 from $1.9 billion at December 31, 2021. We experienced increases in all deposit categories except interest bearing demand deposits, as noninterest-bearing demand deposits increased $21.6 million, savings deposits grew $44.6 million, and certificates of deposit increased $10.6 million. Interest bearing demand deposits decreased $16.9 million due to certain seasonality of municipal deposit relationships, as well as the impact of the overall interest rate environment. The increase in overall deposits was primarily driven by strategic focus to increase commercial deposit relationships through our suite of cash management products and continued attention to low cost deposits. Our strategy remains centered on increasing business demand deposit accounts through our customer centric business development approach. Certificates of deposit increased $10.6 million, or 12.8% to $93.0 million at December 31, 2022 from $82.4 million at December 31, 2021, primarily by increased broker deposits to support loan growth. We held approximately $33.0 million in brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2022 and no brokered deposits at December 31, 2021. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $12.5 million and $40.9 million, respectively, at December 31, 2022. At December 31, 2022, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 95.3% of our total deposits.

As of December 31, 2022 and December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.2 billion and $1.1 billion, respectively. In addition, as of December 31, 2022, the aggregate amount of all our uninsured certificates of deposit was $17.0 million. The following table sets forth the maturity of these uninsured certificates of deposit as of December 31, 2022.

At December 31, 2022
(In thousands)
Maturing period:
Three months or less	$2,099
Over three months through six months	4,349
Over six months through twelve months	4,267
Over twelve months	6,300
Total	$17,015

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $131.5 million at December 31, 2022 and no borrowings outstanding at December 31, 2021. We have the capacity to borrow up to $441.5 million from the Federal Home Loan Bank of New York at December 31, 2022.

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

In November 2012, we issued an unsecured note payable to a selling shareholder of HVIA in connection with our acquisition of HVIA. In November 2019, we refinanced the note payable with a remaining balance of $3.0 million into an interest-only term loan. During November 2022, we paid off the note payable to the former shareholder of HVIA. The interest was payable monthly in arrears at a fixed rate of 5.6% per year and matured with a scheduled balloon payment.

Stockholders’ Equity

Total stockholders’ equity decreased $44.7 million, or 24.4%, to $138.1 million at December 31, 2022, from $182.8 million at December 31, 2021. The decrease was primarily the result of a $64.8 million increase in accumulated other comprehensive loss due to a decrease in the fair market value of our securities available-for-sale during 2022 and dividend payments of approximately $4.7 million, partially offset by the recognition of $24.4 million in net income during the year.

Average Balance Sheet and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2022 and 2021. No tax equivalent yield adjustments have been made as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Deferred loan fees totaled $5.2 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,426,478	$68,405	4.80%	$1,162,536	$52,418	4.51%
PPP loans	9,280	922	9.94%	87,438	5,106	5.84%
Investment securities available for sale	522,902	11,969	2.29%	382,391	6,444	1.69%
Cash and due from banks and other	257,218	2,739	1.06%	282,804	372	0.13%
Restricted stock	3,643	188	5.16%	1,978	89	4.50%
Total interest-earning assets	2,219,521	84,223	3.79%	1,917,147	64,429	3.36%
Noninterest-earning assets	91,830			84,465
Total assets	$2,311,351			$2,001,612
Interest-bearing liabilities:
Interest-bearing demand deposits	$345,550	524	0.15%	$286,112	333	0.12%
Money market deposits	689,610	2,931	0.43%	613,865	1,805	0.29%
Savings deposits	227,938	658	0.29%	178,551	231	0.13%
Certificates of deposit	75,354	346	0.46%	86,516	511	0.59%
Total interest-bearing deposits	1,338,452	4,459	0.33%	1,165,044	2,881	0.25%
FHLB Advances and other borrowings	12,791	599	4.68%	—	—	—%
Note payable	2,605	154	5.91%	3,000	168	5.60%
Subordinated notes	19,410	923	4.76%	19,517	919	4.71%
Total interest-bearing liabilities	1,373,258	6,135	0.45%	1,187,561	3,968	0.33%
Noninterest-bearing demand deposits	761,393			639,791
Other noninterest-bearing liabilities	20,744			18,829
Total liabilities	2,155,395			1,846,181
Total stockholders’ equity	155,956			155,431
Total liabilities and stockholders’ equity	$2,311,351			$2,001,612
Net interest income		$78,088			$60,461
Net interest rate spread(1)			3.34%			3.03%
Net interest-earning assets(2)	$846,263			$729,586
Net interest margin(3)			3.52%			3.15%
Average interest-earning assets to interest-bearing liabilities			161.6%			161.4%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2022 vs. 2021
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$12,773	$3,214	$15,987
PPP loans	(7,772)	3,588	(4,184)
Investment securities available for sale	3,216	2,308	5,524
Cash and due from banks	(272)	2,639	2,367
Other	87	13	100
Total interest-earning assets	8,032	11,762	19,794
Interest-bearing liabilities:
Interest-bearing demand deposits	90	101	191
Money market deposits	384	742	1,126
Savings deposits	143	284	427
Certificates of deposit	(43)	(122)	(165)
Total interest-bearing deposits	574	1,005	1,579
Federal Home Loan Bank
advances	599	—	599
Note payable	(23)	9	(14)
Subordinated notes	(4)	7	3
Total interest-bearing liabilities	1,146	1,021	2,167
Change in net interest income	$6,886	$10,741	$17,627

Results of Operations for the Years Ended December 31, 2022 and 2021

Summary Income Statements. The following table sets forth the income summary for the year indicated:

	Year Ended December 31,
			Change
	2022	2021	Amount ($)	Percentage %
Interest income	$84,223	$64,429	$19,794	30.7%
Interest expense	6,135	3,968	2,167	54.6%
Net interest income	78,088	60,461	17,627	29.2%
Provision for loan losses	9,517	2,428	7,089	292.0%
Noninterest income	11,996	12,102	(106)	(0.9)%
Noninterest expense	50,290	43,458	6,832	15.7%
Provision for income taxes	5,914	5,390	524	9.7%
Net income	24,363	21,287	3,076	14.5%

General. Net income increased $3.1 million, or 14.5%, to $24.4 million for the year ended December 31, 2022 from $21.3 million for the year ended December 31, 2021. The increase was mainly driven by an $17.6 million increase in net interest income, partially offset by an increase in the provision for loan losses of $7.1 million and an increase in noninterest expense of $6.8 million.

Interest Income. Interest income increased $19.8 million, or 30.7%, to $84.2 million for the year ended December 31, 2022 from $64.4 million for the year ended December 31, 2021. This increase was the result of an increase in our average interest-earning assets which increased by $302.4 million, or 15.8%, to $2.2 billion for the year ended December 31, 2022 compared to $1.9 billion for the year ended December 31, 2021. Supporting the increase in interest income was an increase in the average yield on interest earning assets of 43 basis points to 3.79% during the year ended December 31, 2022 from 3.36% for the year ended December 31, 2021.

Interest income on loans increased by $16.0 million, or 30.5%, to $68.4 million during the year ended December 31, 2022 from $52.4 million during the year ended December 31, 2021. The increase in interest income on loans was primarily due to the increase in the average balance of loans (excluding PPP loans), combined with the effect of an increase in the average yield on loans. The average balance of loans (excluding PPP loans) increased by $263.9 million, or 22.7%, to $1.4 billion for the year ended December 31, 2022 compared to $1.2 billion for the year ended December 31, 2021. The average yield on loans increased by 29 basis points from 4.51% for the year ended December 31, 2021 to 4.80% for the year ended December 31, 2022. The increase in the average balance of loans was primarily due to our continued success in growing our commercial real estate, construction, and commercial and industrial loans, whereas the average yield on loans increased due to rising interest rates within the market for new loan originations as a result of the overall interest rate environment.

Interest income on securities increased by $5.5 million, or 85.7%, to $12.0 million during the year ended December 31, 2022 from $6.4 million during the year ended December 31, 2021. The increase in interest income on securities was due to an increase in the average balance of securities, which was also supported by an increase in the average yield on securities. The average balance of securities increased by $140.5 million, or 36.8%, to $522.9 million for the year ended December 31, 2022 compared to $382.4 million for the year ended December 31, 2021. The increase in the average balance of securities was due to purchases of various securities during a period of rising interest rates. The average yield on securities increased by 60 basis points from 1.69% for the year ended December 31, 2021 to 2.29% for the year ended December 31, 2022. The increase in the average yield on securities resulted from higher-yielding securities purchased during a period of increasing market interest rates.

Interest income on cash and due from banks and other increased $2.4 million, or 636.3%, to $2.7 million for the year ended December 31, 2022 from $372,000 for the year ended December 31, 2021. The increase in interest income from cash and due from banks and other was mainly attributable to an increase in the average yield earned on cash and due from banks. The average yield increased 93 basis points to 1.06% in 2022 from 0.13% in 2021 as a result of increases in short-term market interest rates during 2022. Average balances for cash and due from banks decreased to $257.2 million for the year ended December 31, 2022 from $282.8 million for the year ended December 31, 2021, representing a decrease of $25.6 million, or 9.0%.

Interest Expense. Interest expense increased $2.2 million, or 54.6%, to $6.1 million for the year ended December 31, 2022 from $4.0 million for the year ended December 31, 2021. The increase in interest expense was a result of the increase in rates on interest-bearing liabilities, primarily deposits, coupled with an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 12 basis points to 0.45% during the year ended December 31, 2022 from 0.33% for the year ended December 31, 2021. The average balance of interest-bearing liabilities increased by $185.7 million, or 15.6%, to $1.4 billion for the year ended December 31, 2022 compared to $1.2 billion for the year ended December 31, 2021.

Interest expense on interest-bearing deposits increased by $1.6 million, or 54.8%, to $4.5 million during the year ended December 31, 2022 from $2.9 million during the year ended December 31, 2021. The increase in interest expense on interest-bearing deposits was due to an increase in the average cost of deposits combined with an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased eight basis points to 0.33% during the year ended December 31, 2022. The average balance of interest-bearing deposits increased by $173.4 million, or 14.9%, to $1.3 billion for the year ended December 31, 2022 compared to the year ended December 31, 2021. The average cost of interest-bearing deposits increased due to the rising interest rate environment as we experienced rate pressure on savings, money market, and demand deposit accounts, while the increase in the average balance of interest-bearing deposits continues to reflect our strategy to increase commercial deposit accounts of our customers.

Interest expense on Federal Home Loan Bank borrowings increased to $599 thousand for the year ended December 31, 2022 as compared to $0 for the year ended December 31, 2021. The increase in interest expense on borrowed funds was primarily due to increased Federal Home Loan Bank advances to support loan growth from $0 at December 31, 2021 compared to $131.5 million outstanding at December 31, 2022. We also incurred an additional $923,000 in interest expense for the year ended December 31, 2022 as compared to $919,000 for the year ended December 31, 2021 due to the issuance in September 2020 of $20.0 million in outstanding subordinated notes which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $17.6 million, or 29.2%, to $78.1 million for the year ended December 31, 2022 from $60.5 million for the year ended December 31, 2021 due to an increase in net interest-earning assets, coupled with increases in the net interest rate spread and net interest margin. Net interest-earning assets increased by $116.7 million to $846.3 million for the year ended December 31, 2022 from $729.6 million for the year ended December 31, 2021. Net interest rate spread increased by 31 basis points to 3.34% for the year ended December 31, 2022 from 3.03% for the year ended December 31, 2021, reflecting a 44 basis points increase in the average yield on interest-earnings assets, partially offset by a 12 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin increased 37 basis points to 3.52% for the year ended December 31, 2022 from 3.15% for the year ended December 31, 2021 due to the increase in interest rates as a result of Federal Reserve policy and the rising interest rate environment.

Provision for Loan Losses. Our provision for loan losses was $9.5 million for the year ended December 31, 2022 compared to $2.4 million for the year ended December 31, 2021. The increase in the provision for loan losses primarily reflects the continued growth of the loan portfolio as well as the impact of charge-offs during 2022 representing two syndicated loan relationships affected by pandemic related effects. The allowance for loan losses was $21.8 million, or 1.39%, of loans outstanding at December 31, 2022 compared to $17.7 million, or 1.37%, of loans outstanding at December 31, 2021.

Noninterest Income. Noninterest income information is as follows:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$693	$638	$55	8.6%
Trust income	4,764	4,788	(24)	(0.5)%
Investment advisory income	4,537	4,853	(316)	(6.5)%
Investment securities gains (losses)	—	—	—	—%
Earnings on BOLI	950	793	157	19.8%
Other	1,052	1,030	22	2.1%
Total noninterest income	$11,996	$12,102	$(106)	(0.9)%

Noninterest income decreased by $106 thousand, or 0.9%, to $12.0 million for the year ended December 31, 2022 from $12.1 million for the year ended December 31, 2021. The decrease in noninterest income in the year ended December 31, 2022 was primarily due to decreases in income from investments held in trust, and investment advisory income, partially offset by increases in service charges on deposit accounts and BOLI income. Trust income and investment advisory income decreased $24 thousand and $316 thousand, respectively, primarily the result of a challenging market and economic conditions. Service charges on deposit accounts increased $55,000 directly related to customer activity. We had no investment securities gains in 2022.

Noninterest Expense. Noninterest expense information is as follows:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries	$22,461	$19,710	$2,751	14.0%
Employee benefits	5,579	3,257	2,322	71.3%
Occupancy expense	4,467	4,058	409	10.1%
Professional fees	4,066	3,649	417	11.4%
Directors’ fees and expenses	1,157	1,041	116	11.1%
Computer software expense	4,803	5,168	(365)	(7.1)%
FDIC assessment	1,411	1,198	213	17.8%
Advertising expenses	1,601	1,220	381	31.2%
Advisor expenses related to trust income	215	533	(318)	(59.7)%
Telephone expenses	679	556	123	22.1%
Intangible amortization	286	285	1	0.4
Other	3,565	2,783	782	28.1%
Total noninterest expense	$50,290	$43,458	$6,832	15.7%

Noninterest expense increased $6.8 million, or 15.7%, to $50.3 million during the year ended December 31, 2022 from $43.5 million during the year ended December 31, 2021. The increase in noninterest expense for the year ended December 31, 2022 as compared to the prior year was mainly due to a $2.8 million increase in salaries, a $2.3 million increase in employee benefits, a $417 thousand increase in professional fees, a $409,000 increase in occupancy expense and a $381,000 increase in advertising expenses.

For the year ended December 31, 2022 compared to the year ended December 31, 2021:

●	Salaries increased primarily as a result of hiring additional employees in support of the growth, along with increased salaries in the normal course of business and increased competition.
●	Employee benefits increased mainly due to escalating insurance costs as well as the full effect of staff additions in the prior year associated with expansion of the Bank branch network
●	Professional fees continued to increase primarily due to continuing information technology support costs relating to our core processing conversion that occurred in November 2021, costs associated with a third-party manager of our investment portfolio and audit and accounting expenses due to enhancing audit procedures for audited financial statements associated with the Company’s public reporting status.
●	Occupancy expense increased as a result of the full year effect of branch offices opened during 2021.
●	Advertising and other noninterest expense increased mainly as a result of increased operating costs associated with our growth and development of brand awareness.

Income Tax Expense. We recorded an income tax expense of $5.9 million for the year ended December 31, 2022, reflecting an effective tax rate of 19.5%. For the year ended December 31, 2021, we recorded an income tax expense of $5.4 million, reflecting an effective tax rate of 20.2%. The increased tax expense was reflective of the growth of pre-tax net income.

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

The following tables presents the statements of income and total assets for our reportable business segments at or for the years indicated:

	At or for the Year Ended December 31,
	2022			2021
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$78,088	$—	$78,088	$60,461	$—	$60,461
Noninterest income	2,695	9,301	11,996	2,461	9,641	12,102
Provision for loans loss	(9,517)	—	(9,517)	(2,428)	—	(2,428)
Noninterest expenses	(42,898)	(7,392)	(50,290)	(36,736)	(6,722)	(43,458)
Income tax expense	(5,513)	(401)	(5,914)	(4,777)	(613)	(5,390)
Net income	$22,855	$1,508	$24,363	$18,981	$2,306	$21,287
Assets under management and/or administration (AUM) (market value)	$—	$1,272,498	$1,272,498	$—	$1,325,894	$1,325,894
Total assets	$2,279,469	$7,865	$2,287,334	$2,133,440	$9,143	$2,142,583

Comparison at or for the years ended December 31, 2022 and 2021. The market value of assets under management and/or administration at December 31, 2022 and 2021 was approximately $1.3 billion, respectively, at each date. This includes assets held at both Orange Bank & Trust Company and HVIA at December 31, 2022 and 2021, respectively. This slight decrease was due to successful acquisition of new assets under management combined with a decrease in the market value of assets under management.

Our income related to our wealth management business segment, which we record as noninterest income, decreased $340 thousand, or 3.5%, to $9.3 million for the year ended December 31, 2022 compared to $9.6 million for the year ended December 31, 2021. The decrease was mainly due to the economic conditions within the marketplace and the impact of equity markets and the interest rate environment.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $670 thousand, or 10.0%, to $7.4 million for the year ended December 31, 2022 compared to $6.7 million for the year ended December 31, 2021. The increase was due to the continued growth in our operations and compensation.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022 and December 31, 2021, cash and due from banks totaled $86.1 million and $306.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $533.5 million at December 31, 2022 and $464.8 million at December 31, 2021.

Certificates of deposit due within one year of December 31, 2022 totaled $80.7 million, or 86.8% of total certificates of deposit. At December 31, 2022, total certificates of deposit were $93.0 million or 4.7% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2022, we had a total of $48.5 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2022, we had $131.5 million in advances and the ability to borrow up to $441.5 million. At December 31, 2022, we had a $2.9 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at December 31, 2022. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $2.5 million at December 31, 2022. There were no outstanding borrowings with ACBB at December 31, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $30.6 million and $20.3 million for the year ended December 31, 2022 and the year ended December 31, 2021, respectively.

Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $434.1 million and $291.3 million for the year ended December 31, 2022 and the year ended December 31, 2021, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $183.5 million and $456.0 million for the year ended December 31, 2022 and the year ended December 31, 2021, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the Federal Reserve and New York State Department of Financial Services. At December 31, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K for actual and required capital amounts and ratios at December 31, 2022 and December 31, 2021.

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

At December 31, 2022, we had $389.1 million in loan commitments outstanding. We also had $13.5 million in standby letters of credit at December 31, 2022. At December 31, 2021, we had $373.3 million in loan commitments outstanding. We also had $11.5 million in standby letters of credit at December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of

Orange County Bancorp, Inc.

Middletown, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Orange County Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Grand Rapids, Michigan

March 24, 2023

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2022 and 2021

(Dollar Amounts in thousands except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$86,081	$306,179
Investment securities – available-for-sale	533,461	464,797
Restricted investment in bank stocks	9,562	2,217
Loans	1,569,430	1,291,428
Allowance for loan losses	(21,832)	(17,661)
Loans, net	1,547,598	1,273,767
Premises and equipment, net	14,739	14,601
Accrued interest receivable	6,320	6,643
Bank owned life insurance	40,463	39,513
Goodwill	5,359	5,359
Intangible assets	1,392	1,678
Other assets	42,359	27,829
TOTAL ASSETS	$2,287,334	$2,142,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$723,228	$701,645
Interest bearing	1,251,159	1,212,739
Total deposits	1,974,387	1,914,384
FHLB advances, short term	131,500	—
Note payable	—	3,000
Subordinated notes, net of issuance costs	19,447	19,376
Accrued expenses and other liabilities	23,862	22,987
TOTAL LIABILITIES	2,149,196	1,959,747
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,642,621 and 5,637,376 outstanding, at December 31, 2022 and December 31, 2021, respectively	2,842	2,842
Surplus	120,107	119,825
Retained Earnings	84,635	64,941
Accumulated other comprehensive income (loss), net of taxes	(68,196)	(3,443)
Treasury stock, at cost; 40,683 and 45,928 shares at December 31, 2022 and December 31, 2021, respectively	(1,250)	(1,329)
TOTAL STOCKHOLDERS’ EQUITY	138,138	182,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,287,334	$2,142,583

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2022 and 2021

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$69,327	$57,524
Interest on investment securities:
Taxable	9,871	4,901
Tax exempt	2,286	1,632
Interest on Federal funds sold and other	2,739	372
TOTAL INTEREST INCOME	84,223	64,429
INTEREST EXPENSE
Savings and NOW accounts	4,113	2,370
Time deposits	346	511
FHLB advances	599	—
Note payable	154	168
Subordinated notes	923	919
TOTAL INTEREST EXPENSE	6,135	3,968
NET INTEREST INCOME	78,088	60,461
Provision for loan losses	9,517	2,428

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,571	58,033
NONINTEREST INCOME
Service charges on deposit accounts	693	638
Trust income	4,764	4,788
Investment advisory income	4,537	4,853
Earnings on bank owned life insurance	950	793
Other	1,052	1,030
TOTAL NONINTEREST INCOME	11,996	12,102
NONINTEREST EXPENSE
Salaries	22,461	19,710
Employee benefits	5,579	3,257
Occupancy expense	4,467	4,058
Professional fees	4,066	3,649
Directors’ fees and expenses	1,157	1,041
Computer software expense	4,803	5,168
FDIC assessment	1,411	1,198
Advertising expenses	1,601	1,220
Advisor expenses related to trust income	215	533
Telephone expenses	679	556
Intangible amortization	286	285
Other	3,565	2,783
TOTAL NONINTEREST EXPENSE	50,290	43,458
Income before income taxes	30,277	26,677
Provision for income taxes	5,914	5,390
NET INCOME	$24,363	$21,287

Basic and diluted earnings per share	$4.33	$4.28
Weighted average shares outstanding	5,621,630	4,968,692

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022 and 2021

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2022	2021
Net Income	$24,363	$21,287
Other comprehensive income/(loss):
Unrealized losses on securities:
Unrealized holding losses arising during the period	(75,137)	(7,620)
Tax effect	(15,779)	(1,599)
Net of tax	(59,358)	(6,021)
Defined benefit pension plans:
Net gain/(loss) arising during the period	(6,786)	1,002
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(28)	(27)
Tax effect	(1,431)	204
Net of tax	(5,383)	771
Deferred compensation liability:
Unrealized loss	(15)	(16)
Tax effect	(3)	(4)
Net of tax	(12)	(12)
Total other comprehensive loss	(64,753)	(5,262)
Total comprehensive income/(loss)	$(40,390)	$16,025

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	$2,266	$85,111	$47,683	$1,819	$(1,456)	$135,423
Net income	—	—	21,287	—	—	21,287
Other comprehensive loss, net of taxes	—	—	—	(5,262)	—	(5,262)
Cash dividends declared ($0.80 per share)	—	—	(4,029)	—	—	(4,029)
Issue of restricted stock (15,162 shares)	—	(436)	—	—	436	—
Treasury stock purchased (13,292 shares)	—	—	—	—	(379)	(379)
Restricted stock expense	—	475	—	—	—	475
Stock-based compensation (2,404 shares)	—	(1)	—	—	70	69
Issuance of stock offering, net of costs (1,150,000 shares)	576	34,676	—	—	—	35,252
Balance, December 31, 2021	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836

Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	24,363	—	—	24,363
Other comprehensive loss, net of taxes	—	—	—	(64,753)	—	(64,753)
Cash dividends declared ($0.83 per share)	—	—	(4,669)	—	—	(4,669)
Treasury stock purchased (7,652 shares)	—	—	—	—	(308)	(308)
Restricted stock expense	—	166	—	—	—	166
Stock-based compensation (12,897 shares)	—	116	—	—	387	503
Balance, December 31, 2022	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands except per share data)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net income	$24,363	$21,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,517	2,428
Depreciation	1,407	1,375
Accretion on loans	(3,598)	(5,590)
Amortization of intangibles	286	285
Amortization of subordinated notes issuance costs	71	69
Deferred income tax provision (benefit)	(958)	(403)
Restricted stock expense	166	475
Stock-based compensation	503	69
Net amortization of investment premiums	1,666	2,028
Earnings on bank owned life insurance	(950)	(793)
Net change in:
Accrued interest receivable	323	(349)
Other assets	(3,176)	(5,641)
Other liabilities	863	5,080
Net cash from operating activities	30,483	20,320
Cash flows from investing activities
Purchases of investment securities available-for-sale	(211,749)	(258,225)
Proceeds from paydowns of investment securities available-for-sale	57,648	84,275
Proceeds from maturities and calls of investment securities available-for-sale	8,634	29,608
Purchase of restricted investment in bank stocks	(12,098)	(783)
Proceeds from redemptions of restricted investment in bank stocks	4,752	15
Loans purchased	—	(8,232)
Net increase in loans	(279,749)	(125,806)
Purchase of premises and equipment	(1,545)	(1,959)
Purchase of bank owned life insurance	—	(10,200)
Net cash used by investing activities	(434,107)	(291,307)
Cash flows from financing activities
Net increase in deposits	60,003	425,090
Net change in FHLB overnight advances	131,500	—
Repayments of note payable	(3,000)	—
Proceeds of issuance of stock offering , net of costs	—	35,252
Cash dividends paid	(4,669)	(4,029)
Purchases of treasury stock	(308)	(379)
Net cash from financing activities	183,526	455,934
Net change in cash and cash equivalents	(220,098)	184,947
Beginning cash and cash equivalents	306,179	121,232
Ending cash and cash equivalents	$86,081	$306,179
Supplemental cash flow information:
Interest paid	6,118	4,025
Income taxes paid	7,255	3,715
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	1,430	993

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1,272,498 and $1,325,894 at December 31, 2022 and 2021, respectively.

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income(loss), net of tax.

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within the New York counties of Orange, Westchester and Rockland. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Company’s largest loan segment is non-owner occupied commercial real estate. Property types within this segment include: multi- family properties, retail properties, and general construction loans. Regionally, commercial real estate loans are concentrated within the Company’s primary operating footprint, including Orange, Westchester, Rockland and Bronx counties. Commercial and industrial loans are concentrated in Orange County, New York and outside of the Company’s core market, primarily as a result of purchased loans. While industry exposure is widely dispersed, the Company does have a significant concentration of commercial and industrial loans within the healthcare and social assistance industry.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. Factors considered by management in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The Bank offers fixed-rate loans with terms up to a maximum of 30 years for both permanent structures and those under construction. The Bank’s one- to four-family residential real estate loan originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Bank’s residential real estate loans originate with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance.

In underwriting one- to four-family residential real estate loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Bank are appraised by independent appraisers. The Bank generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Bank has not engaged in sub- prime residential mortgage originations.

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

Foreclosed Assets: Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of real estate property collateralizing a mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

The Company recognizes interest and/or penalties related to income tax matters in other expense.

Retirement Plans: Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. As of December 31, 2022 and 2021, there are approximately 11,677 and 22,922 in participating securities for these periods. Earnings and dividends per share are restated for any stock splits and stock dividends through the date of issuance of the financial statements. The Company currently maintains a simple capital structure, which includes restricted stock with participation rights to dividends, thus there are no dilutive effects on earnings per share.

Comprehensive Income(Loss): Comprehensive income(loss) consists of net income and other comprehensive income(loss). Other comprehensive income(loss) includes unrealized gains and losses on securities available for sale and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

changes in the funded status of the pension plan and deferred compensation, which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of New York was required to meet regulatory reserve and clearing requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Disclosure: The reportable segments are determined by the chief operating decision makers of the Company, and are primarily distinguished between banking and wealth management.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Recent Accounting Pronouncements: In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for TDRs for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Company will adopt ASU 2022-02 concurrently with the adoption of ASU 2016-13.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a result, the Company is eligible for the delay and will adopt CECL effective January 1, 2023. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company has also engaged a third-party firm to perform a model validation of our CECL model. The Company is also in the process of updating its policies and internal controls accordingly. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL as of January 1, 2023, in order to bring our allowance for credit losses (ACL) into conformity with the ASU, consistent with regulatory expectations set forth in interagency guidance. The Company estimates that under the ACL framework, the allowance for loan losses will remain flat or increase by up to $3.0 million, or $2.4 million, after tax, when compared to the amount being carried on the consolidated balance sheet at December 31, 2022. The Company expects the impact of the creation of an allowance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

unfunded commitments to be an increase of up to an additional $500 thousand, or $400 thousand, after tax and no adjustment related to the securities portfolio. The Company is finalizing the assumptions built into its model as well as the related internal controls therein.

This increase encompasses loans that the Company currently evaluates for impairment on an individual basis, loans evaluated collectively by pooled segment, and unfunded commitments made by the Company not currently carried on the balance sheet. Based on the composition and quality of the Company’s debt securities portfolio, management has determined there to be a zero loss estimate on securities that are backed by the U.S. governmental agencies.

Risks and Uncertainties: Industry events transpiring prior to the Company’s filing date, including the failures of Silicon Valley Bank (SVB) headquartered in Santa Clara, California and Signature Bank headquartered in New York, New York in March 2023, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. SVB was placed into receivership on March 10, 2023, marking the second largest bank failure in U.S. history. Signature Bank was placed into receivership on March 12, 2023, marking the third largest bank failure in U.S. history.

Both banks appear to have had high ratios of uninsured deposits to total deposits, when compared to industry average. These failures underscore the importance of maintaining access to diverse sources of funding. The Company’s deposit base includes a combination of consumer, commercial, and public funds deposits. The Company’s largest depositors include a mixture of government-related organizations, attorney trust accounts, various escrow account relationships, and commercial clients without a high level of industry concentration.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Company believes the sources of liquidity presented in the Audited Consolidated Financial Statements and the Notes to the Audited Consolidated Financial Statements are sufficient to meet its needs on the balance sheet date.

An unexpected influx of withdrawals of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and out-of-market time deposits. Important Accounting Policy ramifications of such events are outlined in the previous sections of Note 1, and subsequently, in the relevant Notes to the Consolidated Financial Statements.

In response to these events, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (BTFP) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of the date of the release of the Audited Consolidated Financial Statements, the Company has not accessed the BTFP.

Such reliance on secondary funding sources could increase the Company's overall cost of funding and thereby reduce net income. While the Company believes its current sources of liquidity are adequate to fund operations, there is no guarantee they will suffice to meet future liquidity demands. This may necessitate slowing or discontinuing loan growth, capital expenditures, or other investments, or liquidating assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at December 31, 2022 and 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2022
U.S. government agencies and treasuries	$104,734	$25	$(11,009)	$93,750
Mortgage-backed securities	364,690	17	(47,792)	316,915
Corporate Securities	28,559	—	(2,901)	25,658
Obligations of states and political subdivisions	111,971	48	(14,881)	97,138
Total debt securities	$609,954	$90	$(76,583)	$533,461

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2021
U.S. government agencies	$80,596	$440	$(1,330)	$79,706
Mortgage-backed securities	272,931	1,285	(3,784)	270,432
Corporate Securities	20,081	278	(148)	20,211
Obligations of states and political subdivisions	92,545	2,149	(246)	94,448
Total debt securities	$466,153	$4,152	$(5,508)	$464,797

There were no proceeds from sales of securities and associated gains and losses during 2022 and 2021.

The amortized cost and fair value of debt securities as of December 31, 2022 are shown by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,146	$3,161
Due after one through five years	26,075	25,112
Due after five through ten years	70,970	62,609
Due after ten years	145,073	125,664
	245,264	216,546
Mortgage-backed securities	364,690	316,915
Total debt securities	$609,954	$533,461

Securities pledged at year-end 2022 and 2021 had a carrying amount of $323,674 and $233,907 and were pledged to secure public deposits.

Mortgage-backed securities are issued by FNMA, FHLMC, or GNMA. Obligations of states and political subdivisions consist of general obligations of municipalities in the state of New York.

At year-end 2022 and 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes securities with unrealized losses at December 31, 2022 and 2021, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2022
U.S. government agencies and treasuries	$47,064	$(2,414)	$41,718	$(8,595)	$88,782	$(11,009)
Mortgage-backed securities	150,542	(12,139)	165,336	(35,653)	315,878	(47,792)
Corporate Securities	12,503	(1,007)	13,155	(1,894)	25,658	(2,901)
Obligations of states and political subdivisions	57,287	(6,763)	32,479	(8,118)	89,766	(14,881)
Total debt securities	$267,396	$(22,323)	$252,688	$(54,260)	$520,084	$(76,583)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2021
U.S. government agencies	$10,337	$(121)	$32,210	$(1,209)	$42,547	$(1,330)
Mortgage-backed securities	177,506	(3,273)	14,134	(511)	191,640	(3,784)
Corporate Securities	9,354	(148)	—	—	9,354	(148)
Obligations of states and political subdivisions	13,349	(138)	3,298	(108)	16,647	(246)
Total debt securities	$210,546	$(3,680)	$49,642	$(1,828)	$260,188	$(5,508)

There was no other than temporary impairment loss recognized on any securities at December 31, 2022 or 2021.

As of December 31, 2022, the Company’s security portfolio consisted of 296 securities, 264 of which were in an unrealized loss position. As of December 31, 2021, the Company’s security portfolio consisted of 252 securities, 78 of which were in an unrealized loss position. Unrealized losses are related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

At December 31, 2022, mortgage-backed securities held by the company were issued by U.S. government sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at December 31, 2022.

The Company’s unrealized losses on U.S. government agency securities relate primarily to its investment in SBA issued securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at December 31, 2022.

At December 31, 2022, the company held various corporate securities within the investment portfolio. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at December 31, 2022.

At December 31, 2022, the company held obligations of states and political subdivisions within the investment portfolio. This segment of the investment portfolio is comprised mainly of New York based municipalities and school systems. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at December 31, 2022.

Note 3 — Loans

Loans at year-end were as follows:

	December 31, 2022	December 31, 2021
Commercial and industrial	$258,901	$268,508
Commercial real estate	1,098,054	852,707
Commercial real estate construction	109,570	72,250
Residential real estate	74,277	65,248
Home equity	12,329	13,638
Consumer	16,299	19,077
Total	$1,569,430	$1,291,428

Included in commercial and industrial loans as of December 31, 2022 and 2021 were PPP loans of $1.7 million and $38.1 million.

The following table presents the activity in the allowance for loan losses by portfolio segment for each of the years ending December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	5,505	3,129	288	138	(17)	474	9,517
Charge-offs	(4,962)	—	—	(65)	—	(479)	(5,506)
Recoveries	66	52	—	—	—	42	160
Ending balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832

	Year Ended December 31, 2021
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,795	$9,782	$801	$381	$77	$336	$16,172
Provision for loan losses	828	1,326	163	(98)	3	206	2,428
Charge-offs	(942)	—	—	(11)	—	(314)	(1,267)
Recoveries	220	75	—	—	—	33	328
Ending balance	$4,901	$11,183	$964	$272	$80	$261	$17,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$653	$380	$—	$—	$—	$—	$1,033
collectively evaluated for impairment	4,857	13,984	1,252	345	63	298	20,799
Total ending allowance balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Loans:
Ending balance:
individually evaluated for impairment	$1,003	$22,956	$—	$1,254	$51	$104	$25,368
collectively evaluated for impairment	257,898	1,075,098	109,570	73,023	12,278	16,195	1,544,062
Total ending loans balance	$258,901	$1,098,054	$109,570	$74,277	$12,329	$16,299	$1,569,430

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$137	$1,272	$—	$—	$—	$24	$1,433
collectively evaluated for impairment	4,764	9,911	964	272	80	237	16,228
Total ending allowance balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Loans:
Ending balance:
individually evaluated for impairment	$952	$23,523	$—	$1,227	$50	$114	$25,866
collectively evaluated for impairment	267,556	829,184	72,250	64,021	13,588	18,963	1,265,562
Total ending loans balance	$268,508	$852,707	$72,250	$65,248	$13,638	$19,077	$1,291,428

Included in the commercial and industrial loans collectively evaluated for impaired are PPP loans of $1.7 million and $38.1 million as of December 31, 2022 and 2021. PPP loans receivable are guaranteed by the SBA and have no allocation of the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2022 and 2021:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
December 31, 2022
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	17,884	17,316	—	17,622	633	633
Commercial real estate construction	—	—	—	578	—	—
Residential real estate	1,266	1,254	—	739	20	20
Home equity	55	51	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$19,205	$18,621	$—	$18,939	$653	$653
With an allowance recorded:
Commercial and industrial	$1,011	$1,003	$653	$7,516	$209	$209
Commercial real estate	5,665	5,640	380	2,274	119	119
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	104	104	—	109	6	6
Total	$6,780	$6,747	$1,033	$9,899	$334	$334

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
December 31, 2021
With no related allowance recorded
Commercial and industrial	$1	$1	$—	$187	$11	$11
Commercial real estate	14,291	13,953	—	12,053	555	555
Commercial real estate construction	—	—	—	578	—	—
Residential real estate	1,155	1,155	—	639	33	33
Home equity	50	50	—	25	—	—
Consumer	—	—	—	—	—	—
Total	$15,497	$15,159	$—	$13,482	$599	$599
With an allowance recorded:
Commercial and industrial	$951	$951	$137	$1,420	$82	$82
Commercial real estate	9,593	9,570	1,272	9,587	357	357
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	84	72	—	76	3	3
Home equity	—	—	—	—	—	—
Consumer	114	114	24	119	6	6
Total	$10,742	$10,707	$1,433	$11,202	$448	$448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2022 and December 31, 2021.

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Commercial and industrial	$1,003	$—	$1,850	$720
Commercial real estate	3,882	3,928	—	465
Commercial real estate construction	—	—	—	—
Residential real estate	1,188	578	—	—
Home equity	51	50	—	—
Consumer	—	4	477	208
Total	$6,124	$4,560	$2,327	$1,393

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2022 and 2021 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2022
Commercial and industrial	$1,497	$1,583	$2,854	$5,934	$252,967
Commercial real estate	563	—	952	1,515	1,096,539
Commercial real estate construction	—	—	—	—	109,570
Residential real estate	2	—	1,188	1,190	73,087
Home equity	—	—	—	—	12,329
Consumer	584	634	476	1,694	14,605
Total	$2,646	$2,217	$5,470	$10,333	$1,559,097

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2021
Commercial and industrial	$541	$1,519	$720	$2,780	$265,728
Commercial real estate	—	2,873	1,161	4,034	848,673
Commercial real estate construction	—	—	—	—	72,250
Residential real estate	26	—	578	604	64,644
Home equity	—	58	50	108	13,530
Consumer	1,134	292	212	1,638	17,439
Total	$1,701	$4,742	$2,721	$9,164	$1,282,264

As of December 31, 2022, loans in the process of foreclosure were $2,016 of which $578 were secured by residential real estate. As of December 31, 2021, loans in the process of foreclosure were $2,024 of which $578 were secured by residential real estate.

Troubled Debt Restructuring:

As of December 31, 2022 and 2021, the Company has a recorded investment in TDRs of $14,068 and $14,500 respectively. The Company has allocated $173 and $687 of specific allowance for these loans at December 31, 2022 and 2021, respectively, and there were no commitments to lend additional funds to borrowers whose loans were classified as TDRs. There were no restructured loans that defaulted within twelve months of restructure during 2022 or 2021.

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

There were no loans whose terms were modified resulting in TDRs during the year ending December 31, 2022 and 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial and industrial	$256,939	$575	$1,387	$—	$—	$258,901
Commercial real estate	1,074,952	7,399	15,703	—	—	1,098,054
Commercial real estate construction	109,570	—	—	—	—	109,570
Residential real estate	73,089	—	1,188	—	—	74,277
Home equity	12,278	—	51	—	—	12,329
Consumer	16,195	—	104	—	—	16,299
Total	$1,543,023	$7,974	$18,433	$—	$—	$1,569,430

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Commercial and industrial	$252,268	$4,156	$12,084	$—	$—	$268,508
Commercial real estate	835,787	679	16,241	—	—	852,707
Commercial real estate construction	72,250	—	—	—	—	72,250
Residential real estate	64,094	—	1,154	—	—	65,248
Home equity	13,588	50	—	—	—	13,638
Consumer	18,963	—	114	—	—	19,077
Total	$1,256,950	$4,885	$29,593	$—	$—	$1,291,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, had the following activity for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Balance, beginning of year	$5,076	$5,392
Additions	11,876	—
Repayments	(61)	(316)
Balance, end of year	$16,891	$5,076

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$93,750	$—	$93,750	$—
Mortgage-backed securities	316,915	—	316,915	—
Corporate securities	25,658	—	25,658	—
Obligations of states and political subdivisions	97,138	—	97,138	—
Total securities available-for-sale	$533,461	$—	$533,461	$—

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies	79,706	$—	$79,706	$—
Mortgage-backed securities	270,432	—	270,432	—
Corporate securities	20,211	—	20,211	—
Obligations of states and political subdivisions	94,448	—	94,448	—
Total securities available-for-sale	$464,797	$—	$464,797	$—

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

Assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021 are summarized below:

Fair Value Measurements Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$204	$—	$—	$204

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2021	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,689	$—	$—	$6,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value amounts shown in the above table are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans are $112 for December 31, 2022 and $409 for December 31, 2021.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at December31, 2022:

	Fair Value			Range
December 31, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Primarily Commercial Real Estate	$204	Appraisal of collateral(1)	Appraisal and liquidation	20%
			adjustments(2)	(20%)

	Fair Value			Range
December 31, 2021	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Primarily Commercial Real Estate	$6,689	Appraisal of collateral(1)	Appraisal and liquidation	20%-56%
			adjustments(2)	(39%)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at December 31, 2022 and 2021:

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$86,081	$86,081	$86,081	$—	$—
Loans, net	1,547,598	1,503,543	—	—	1,503,543
Accrued interest receivable	6,320	6,320	—	2,448	3,872
Restricted investment in bank stocks	9,562	NA	—	—	—
Financial liabilities:
Deposits	1,974,387	1,972,387	1,881,354	91,033	—
Subordinated notes, net of issuance costs	19,447	19,682	—	19,682	—
Accrued interest payable	267	267	—	267	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$306,179	$306,179	$306,179	$—	$—
Loans, net	1,273,767	1,260,146	—	—	1,260,146
Accrued interest receivable	6,643	6,643	—	1,603	5,040
Restricted investment in bank stocks	2,217	NA	—	—	—
Financial liabilities:
Deposits	1,914,384	1,914,271	1,831,944	82,327	—
Note payable	3,000	3,030	—	3,030	—
Subordinated notes, net of issuance costs	19,376	18,867	—	18,867	—
Accrued interest payable	250	250	—	250	—

Note 5 — Premises and Equipment

Year-end premises and equipment were as follows:

	2022	2021
Land	$3,152	$3,152
Buildings and improvements	13,741	12,714
Furniture and equipment	7,436	7,053
Leasehold improvements	6,874	6,737
	31,203	29,656
Accumulated depreciation and amortization	(16,464)	(15,055)
Premises and equipment, net	$14,739	$14,601

Depreciation included in occupancy expense on the Consolidated Statements of Income amounted to $1,407 in 2022 and $1,375 in 2021.

Note 6 — Goodwill and Intangible Assets

Goodwill: The changes in goodwill during the years are as follows:

	2022	2021
Beginning of year	$5,359	$5,359
Acquired goodwill impairment	—	—
End of year	$5,359	$5,359

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2022, the Company’s reporting unit had positive equity and the Company elected to perform a Step 0 qualitative analysis and concluded that there was no goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Acquired Intangible Assets: Acquired intangible assets were as follows at year-end:

	Gross
	Intangible	Accumulated
	Asset	Amortization
December 31, 2022
Customer lists and intangible assets	$4,284	(2,892)
	$4,284	(2,892)
December 31, 2021
Customer lists and intangible assets	$4,284	(2,606)
	$4,284	(2,606)

Aggregate amortization expense was $286 for 2022 and $285 for 2021. Estimated amortization expense for each of the next four years is $286 per year, then $248 in the fifth year.

Note 7 — Deposits

A summarized analysis of the Bank’s deposits at December 31, 2022 and 2021 follows:

	December 31, 2022	December 31, 2021
Non-interest bearing demand accounts	$723,228	$701,645
Interest-bearing demand accounts	284,747	301,596
Money market accounts	615,149	615,111
Savings accounts	258,230	213,592
Certificates of Deposit	93,033	82,440
Total deposits	$1,974,387	$1,914,384

Time deposits that meet or exceed the FDIC insurance limit of $250 at year-end 2022 and 2021 were $17,015 and $23,859, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2023	$80,728
2024	4,326
2025	7,979
$93,033

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $15,648 and $6,109 at December 31, 2022 and 2021, respectively.

Note 8 — FHLB Advances

At December 31, 2022 the full amount of FHLB advances represents borrowing under the overnight line of credit facility as follows:

	2022		2021
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) advances	$131,500	4.61%	$—	—%

Additionally, the Company has outstanding municipal letters of credit (“MULOC”) outstanding with FHLB for purposes of securing public funds held by the Company. MULOC outstanding were $153,000 and $135,000 as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

At December 31, 2022 the Bank has no securities and $866,014 of loans pledged to FHLB under a blanket lien arrangement. At December 31, 2021 the Bank had no securities and $657,788 of loans pledged to FHLB under a blanket agreement.

Based on the collateral and the Company’s holding of FHLB stock, the Company was eligible to borrow up to an additional total of $441,511 at year-end 2022 and $358,759 at year-end 2021.

Note 9 — Borrowings

At year-end, the Note Payable was as follows:

	2022		2021
	Amount	Rate	Amount	Rate
Note payable	$—	—%	$3,000	5.60%

As part of the acquisition of HVIA, the Company maintained a note payable for an interest only term loan. The loan interest was payable in monthly installments of $14 thousand, was unsecured and was paid off as scheduled with a balloon payment on November 16, 2022.

On September 24, 2020, the Company completed a private placement of $20 million in aggregate principal amount of fixed-to-floating rate subordinated notes (“Subordinated Notes”) to certain qualified institutional buyers and accredited institutional investors. In conjunction with the issuance, the Company incurred costs of $694, which are amortized over the life of the borrowings on a level yield basis and are included in interest on subordinated notes on the Consolidated Statements of Income. At December 31, 2022, there were $19.4 million of Subordinated Notes outstanding, which is net of the unamortized issuance costs. The Subordinated Notes have a maturity date of September 30, 2030 and bear interest, payable semi- annually, at the rate of 4.25% per annum, until September 30, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate plus 413 basis points, payable quarterly until maturity. The Company may, at its option, beginning on September 30, 2025, but not prior thereto except upon the occurrence of certain events specified in the Subordinated Notes agreements, redeem the Subordinated Notes, in whole or in part, subject to obtaining any required regulatory approvals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Information about changes in obligations and plan assets of the defined benefit pension plan follows:

	2022	2021
Change in projected benefit obligation:
Beginning of year	$28,221	$29,428
Service cost	—	189
Interest cost	808	760
Benefits paid	(1,438)	(1,556)
Actuarial loss	(6,302)	(600)
End of year	$21,289	$28,221

Change in fair value of assets:
Beginning of year	$42,867	$39,963
Contributions	1,453	2,000
Actual return on plan assets	(10,888)	2,501
Benefits paid and expenses	(1,654)	(1,597)
End of year	$31,778	$42,867

	2022	2021
Funded status at end of year (plan assets less benefit obligation)	$10,489	$14,646

Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2022	2021
Total net actuarial loss	$(10,308)	$(3,521)
Transition asset	—	28
	$(10,308)	$(3,493)

The accumulated benefit obligation was $21,288 and $28,221 at year-end 2022 and 2021.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2022	2021
Service cost	$—	$189
Interest cost	808	760
Expected return on plan assets	(1,985)	(2,058)
Amortization of transition cost	(28)	(48)
Amortization of net loss	—	21
Net periodic benefit cost/(income)	$(1,205)	$(1,136)
Net gain/(loss)	$6,786	$(1,002)
Amortization of transition asset	28	48
Amortization of prior service cost	—	(21)
Total recognized in other comprehensive income	$6,814	(975)
Total recognized in net periodic benefit cost and other comprehensive income	$5,609	$(2,111)

The components of net periodic benefit cost other than the service cost component are included in employee benefits in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assumptions

Weighted-average assumptions used to determine the benefit obligations at year-end:

	2022	2021
Discount rate	5.44%	2.94%
Rate of compensation increase	—%	—%

Weighted-average assumptions used to determine net periodic pension cost:

	2022	2021
Discount rate	2.94%	2.65%
Expected long-term rate of return on plan assets	5.25%	5.25%
Rate of compensation increase	—%	—%

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

The Company’s pension plan asset allocation at year-end 2022 and 2021, target allocation and expected long-term rate of return by asset class are as follows:

	2022		2021
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash equivalents	—%	16.59%	—%	—%
Equity securities	30.00%	25.05%	30.00%	35.65%
Fixed income securities	15.00%	21.70%	15.00%	34.98%
Other financial instruments	55.00%	36.66%	55.00%	29.37%
Total		100.00%		100.00%

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan:

Commingled Pension Trust Funds (CPTF): The fair values of CPTF are based upon the net asset values of the funds reported by the fund managers as of the System’s financial statement dates and recent transaction prices (Level 2 inputs).

The fair value of the plan assets at December 31, 2022, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2022 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Commingled pension trust funds-realty	31,778	—	31,778	—
Total plan assets	$31,778	$—	$31,778	$—

The fair value of the plan assets at December 31, 2021, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2021 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Commingled pension trust funds-realty	42,867	—	42,867	—
Total plan assets	$42,867	$—	$42,867	$—

Contributions: The Company contributed $1,453 to its pension plan during 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Estimated Future Payments: The following benefit payments which reflect future service, are expected:

Pension
Benefits
2023	$1,603
2024	1,635
2025	1,617
2026	1,617
2027	1,572
Following 5 years	$7,617

Supplemental Executive Retirement Plans

The Bank maintains a Supplemental Executive Retirement Plan for two former Chief Executive Officers to restore pension benefits that are limited due to Internal Revenue Service regulations. The benefits accrued under this plan, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition, were $665 and $687 as of December 31, 2022 and 2021, respectively.

The Bank recorded expense of $57 and $58 for the years ended December 31, 2022 and 2021, respectively, in relation to this plan. Supplemental benefits for this plan expected to be paid in each year from 2023 to 2026 are $79 each year. The aggregate supplemental benefits expected to be paid in the five years from 2027 to 2031 are $396.

The Bank also maintains a performance based Supplemental Executive Retirement Plan for the Chief Executive Officer and two Executive Vice Presidents. Contributions to this plan are based on achieving certain growth and profitability targets. The Bank recorded expense of $93 and $9 for the years ended December 31, 2022 and 2021, respectively.

Deferred Directors’ Fee Plan

The Bank and the Company maintain unfunded Deferred Director’s Fee Plans within which each director may defer the receipt of meeting fees. The benefits accrued under these plans totaled $6,959 and $6,955 at December 31, 2022 and 2021, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and the Company recorded an expense of $420 and $541 in 2022 and 2021 in relation to these plans.

Deferred Compensation Plan

The Bank and HVIA maintain unfunded Deferred Compensation Plans for certain officers. The benefits accrued under these plans totaled $32 and $75 at December 31, 2022 and 2021, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and HVIA recorded an expense of $2 and $6 in 2022 and 2021, respectively.

Deferred Incentive Retirement Plan

The Bank maintains an unfunded Deferred Incentive Retirement Plan for certain executive officers. The benefits accrued under this plan totaled $517 and $567 at December 31, 2022 and 2021, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $24 and $26 in 2021 and 2020, respectively.

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

Discretionary contributions were $440 and $457 for 2022 and 2021, respectively.

Restricted Stock Grants

The Company has a time based restricted stock plan. For the years ended December 31, 2022 and 2021 the Company recognized stock-based compensation costs of $166 and $475, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock units granted for year ended December 31, 2022 and 15,162 restricted stock units granted for the year ended December 31, 2021. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at December 31, 2022 was $57.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2022, and changes during the year ended December 31, 2022. There were no restricted stock awards during 2022. Accordingly, the table below presents vesting during the year:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the activity of RSUs during the year ended December 31, 2022:

Restricted Stock Units
Non-vested RSUs at beginning of period	48,004
Granted	26,255
Vested	(11,637)
Forfeited	(2,875)
Non-vested RSUs at end of period	59,747

Note 11 — Income Taxes

Income tax expense was as follows:

	2022	2021
Current expense
Federal	$6,488	$5,353
State	384	440
Total	6,872	5,793
Deferred expense (benefit)
Federal	(934)	(326)
State	(410)	(630)
Total	(1,344)	(956)
Change in valuation allowance	386	553
Total provision for income taxes	$5,914	$5,390

Effective tax rates differ from the federal statutory rate of 21% for 2022 and 2021 applied to income before taxes due to the following:

	2022	2021
Tax expense at statutory rate	$6,356	$5,602
(Decrease) increase in taxes resulting from:
Net earnings on bank-owned life insurance	(200)	(167)
Tax-exempt municipal bond income, net of disallowed interest expense	(465)	(329)
State income tax, net of federal tax benefit	(26)	209
Valuation allowance	386	553
Other	(137)	(478)
Total provision for income tax	$5,914	$5,390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Year-end deferred tax assets and liabilities were due to the following:

	2022	2021
Deferred tax assets:
Allowance for loan losses	$5,991	$4,824
Reserve for unfunded commitments	55	55
Deferred loan fees, net of costs	1,130	962
Deferred compensation	2,420	2,431
Available for sale securities	16,063	293
Non-accrual interest	298	336
State NOL	2,476	2,284
Pension/deferred compensation OCI	2,463	894
	30,896	12,079

	2022	2021
Deferred tax liabilities:
Intangible assets	(1,004)	(902)
Organization costs – holding company	(24)	(22)
Organization costs – HVIA	(26)	(23)
Pension	(2,797)	(2,717)
Accumulated depreciation	(517)	(681)
Accretion	(39)	(16)
	(4,407)	(4,361)
Net deferred tax asset before valuation allowance	27,089	7,718
Valuation allowance	(7,993)	(3,629)
Net deferred tax asset	$19,096	$4,089

The Company has recorded a federal deferred tax asset that based upon an analysis of the evidence, it expects such federal deferred tax asset to be recoverable. The federal deferred tax asset is included in other assets on the balance sheet. However, due to the change in New York State tax legislation passed in March 2014, management has determined that a full valuation allowance, totaling $7,993, against the New York State portion of the deferred tax asset, which includes state net operating losses, at December 31, 2022 and 2021 is appropriate. At December 31, 2022, the Company has net operating loss carryforwards available for state income tax purposes of approximately $34.2 million, with expiration dates through 2031.

The Company did not have any uncertain tax positions at December 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of New York and New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2022 and 2021.

	Year Ended December 31, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(59,358)	(5,361)	(12)	(64,731)
Less amounts reclassified from accumulated other comprehensive income	—	22	—	22
Net current period other comprehensive income/(loss)	(59,358)	(5,383)	(12)	(64,753)
Ending balance	$(60,430)	$(7,889)	$123	$(68,196)

	Year Ended December 31, 2021
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$4,949	$(3,277)	$147	$1,819
Other comprehensive income/(loss) before reclassification	(6,021)	792	(12)	(5,241)
Less amounts reclassified from accumulated other comprehensive income	—	21	—	21
Net current period other comprehensive income/(loss)	(6,021)	771	(12)	(5,262)
Ending balance	$(1,072)	$(2,506)	$135	$(3,443)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2022 and 2021.

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive		Affected Line Item in the Statement
Comprehensive Income Components	Income		where Net Income is Presented
	2022	2021
Amortization of defined benefit pension items
Transition asset	(28)	(48)	Employee benefits
Actuarial gains	$—	$21	Employee benefits
Total before tax	(28)	(27)
Tax effect	(6)	(6)	Provision for income taxes
Net of tax	$(22)	$(21)
Total reclassifications for the period, net of tax	$(22)	$(21)

Note 13 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies.

Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities is included in computing regulatory capital. Management believes as of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed that category.

Actual and required capital amounts and ratios are presented below at year-end.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk weighted assets	$235,346	13.95%	$134,986	8.00%	$166,624	9.875%	$168,733	10.00%
Tier 1 (Core) capital to risk weighted assets	214,243	12.70%	101,240	6.00%	132,877	7.875%	134,986	8.00%
Common Tier 1 (CET1) to risk weighted assets	214,243	12.70%	75,930	4.50%	107,567	6.375%	109,677	6.50%
Tier 1 (Core) Capital to average assets	214,243	9.09%	94,250	4.00%	N/A	N/A	117,813	5.00%
December 31, 2021
Total capital to risk weighted assets	$192,359	14.12%	$109,000	8.00%	$134,546	9.875%	$136,250	10.00%
Tier 1 (Core) capital to risk weighted assets	175,318	12.87%	81,750	6.00%	107,296	7.875%	109,000	8.00%
Common Tier 1 (CET1) to risk weighted assets	175,318	12.87%	61,312	4.50%	86,859	6.375%	88,562	6.50%
Tier 1 (Core) Capital to average assets	175,318	8.15%	86,093	4.00%	N/A	N/A	107,616	5.00%

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

Right-of-use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Condition. The right-of-use assets as of December 31, 2022 and 2021 were $4,029 and $3,038, respectively. Lease liabilities as of December 31, 2022 and 2021 were $4,029 and $3,038, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows:

Years Ending December 31,
2023	$878
2024	831
2025	762
2026	711
2027	497
Thereafter	515
Total undiscounted lease payments	$4,194
Discount	$165
Total discounted lease payments	$4,029
Operating lease weighted average remaining lease term (years)	5.46	years
Operating lease weighted average discount rate	3.38%

Rent expense for all operating leases was $911 in 2022 and $792 in 2021.

Note 15 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s gross sources of noninterest income for the twelve months ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$328	$279
Other	365	359
Trust income	4,764	4,788
Investment advisory income	4,537	4,853
Earnings on bank owned life insurance(a)	950	793
Other(b)	1,052	1,030
Total Noninterest Income	$11,996	$12,102
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $913 and $805 for 2022 and 2021, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $139 and $225 for 2022 and 2021, respectively, which are outside the scope of ASC 606.

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

The Bank has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Bank’s Commitments at December 31, 2022 and 2021 were as follows:

	2022	2021
Commitments to extend credit	$389,062	$373,268
Standby letters of credit	13,552	11,501

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

Note 18 — Subsequent Events

On February 16, 2023 the Company’s board of director’s declared a quarterly cash dividend of $0.23 per share on the Company’s common stock. The dividend was paid on March 15, 2023 to shareholders of record as of March 3, 2023.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 20, 2023, the FDIC entered into a purchase and assumption agreement with Flagstar Bank, a wholly owned subsidiary of New York Community Bancorp, for certain deposits and certain loans of Signature Bank. As a result of that agreement, the subordinated debt related to Signature Bank was not assumed. The Company owns approximately $5 million of these Signature Bank notes and they are expected to result in an impairment charge during first quarter 2023.

Note 19 — Parent Company Information

Financial Information for the Company only is presented in the following tables:

Condensed Statements of Condition

	December 31,
	2022	2021
Assets
Cash and due from banks	$4,596	$24,441
Investment in subsidiaries	152,214	179,487
Goodwill and intangible assets	1,564	1,850
Other assets	366	211
Total assets	$158,740	$205,989

	December 31,
	2022	2021
Liabilities and stockholders’ equity
Subordinated notes, net of issuance costs	$19,447	$19,376
Note payable	—	3,000
Other liabilities	1,155	777
Total liabilities	20,602	23,153
Total stockholders’ equity	138,138	182,836
Total liabilities and stockholders’ equity	$158,740	$205,989

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income (Loss)

	Years ended December 31,
	2022	2021
Operating Income
Dividend income from operating subsidiaries	$6,792	$5,329
Servicing Fee	553	372
Total operating income	7,345	5,701
Operating Expenses
Interest on borrowings	1,077	1,087
Salaries and employee benefits	553	372
Professional fees	413	172
Directors’ fees and expenses	162	189
Intangible amortization	286	286
Other expenses and income taxes	(28)	59
Total operating expenses	2,463	2,165
Equity in undistributed earnings of subsidiary	19,481	17,751
Net income	$24,363	$21,287
Comprehensive income	$(40,390)	$16,025

Condensed Statements of Cash Flows

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net income after equity in undistributed earnings of subsidiary	$24,363	$21,287
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary companies	(19,481)	(17,751)
Stock-based compensation	503	69
Amortization of intangibles	286	286
Restricted stock expense	166	475
Other, net	295	(198)
Net cash provided by (used in) operating activities	6,132	4,168
Cash flows from investing activities
Investment in operating subsidiary	(18,000)	(21,500)
Net cash used in investing activities	(18,000)	(21,500)
Cash flows from financing activities
Proceeds from the issuance of common stock (net of costs)	—	35,252
Repayment of note payable	(3,000)	—
Issuance of subordinated notes, net of issuance costs		—
Dividends paid, common stock	(4,669)	(4,029)
Purchases of treasury stock	(308)	(379)
Net cash (used in) provided by financing activities	(7,977)	30,844
Net increase in cash and cash equivalents	(19,845)	13,512
Cash and cash equivalents at beginning of year	24,441	10,929
Cash and cash equivalents at end of year	$4,596	$24,441

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

Significant segment totals are reconciled to the financial statements as follows:

	For the twelve months ended December 31, 2022
	Banking	Wealth Management	Total Segments
Net interest income	$78,088	$—	$78,088
Noninterest income	2,695	9,301	11,996
Provision for loan loss	(9,517)	—	(9,517)
Noninterest expenses	(42,898)	(7,392)	(50,290)
Income tax expense	(5,513)	(401)	(5,914)
Net income	$22,855	$1,508	$24,363
Total assets	$2,279,469	$7,865	$2,287,334

	For the twelve months ended December 31, 2021
	Banking	Wealth Management	Total Segments
Net interest income	$60,461	$—	$60,461
Noninterest income	2,461	9,641	12,102
Provision for loan loss	(2,428)	—	(2,428)
Noninterest expenses	(36,736)	(6,722)	(43,458)
Income tax expense	(4,777)	(613)	(5,390)
Net income	$18,981	$2,306	$21,287
Total assets	$2,133,440	9,143	$2,142,583

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Management Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Any system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2022 regarding the Company’s equity compensation plan that has been approved by stockholders. The Company has no equity-based benefit plans that were not approved by stockholders.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted average option	available for issuance under
	options and rights	exercise price	plan
2019 Equity Incentive Plan	-	-	38,697

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

(A) Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

(B) Consolidated Statements of Condition - at December 31, 2022 and 2021

(C) Consolidated Statements of Income - Years ended December 31, 2022 and 2021

(D) Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2022 and 2021

(E) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2022 and 2021

(F) Consolidated Statements of Cash Flows - Years ended December 31, 2022 and 2021

(G) Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits (* documents filed or furnished with this report)

3.1

Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

3.2

Bylaws of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.1

Form of Common Stock Certificate of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.2

Form of 4.25% Fixed-to-Floating Rate Subordinated Note due 2030 of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)

10.1

Employment Agreement by and between Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather, effective as of December 31, 2021 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on January 6, 2022)+

10.2

Employment Agreement by and between Orange Bank & Trust Company and Joseph A. Ruhl, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.3

Change in Control Agreement by and between Orange Bank & Trust Company and Robert Peacock, effective as of February 18, 2022 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)+

10.4

Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.5

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.6

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Joseph A. Ruhl (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.7

Employment Agreement by and between Hudson Valley Investment Advisors, Inc. and Gustave J. Scacco, effective as of January 30, 2015(incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)+

10.8

Orange Bank & Trust Company Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.9

Orange Bank & Trust Company Annual Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021) +

10.10

Orange County Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.11

Form of Subordinated Note Purchase Agreement, dated as of September 24, 2020, by and between Orange County Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

10.12

Orange County Bancorp, Inc. Stock-Based Deferral Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.13

Orange Bank & Trust Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2022)+

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

101*

The following materials from the Company’s Annual Report on Form 10 K, formatted in Inline XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

+Indicates management contract, compensatory plan or arrangement of the Company.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2023.

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Michael J. Gilfeather
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Michael J. Gilfeather Michael J. Gilfeather	President and Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023

/s/ Michael Lesler Michael Lesler	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2023

/s/ Jonathan F. Rouis Jonathan F. Rouis	Chairman of the Board	March 24, 2023

/s/ Gregory F. Holcombe Gregory F. Holcombe	Director	March 24, 2023

/s/ Susan G. Metzger Susan G. Metzger	Director	March 24, 2023

/s/ William D. Morrison William D. Morrison	Director	March 24, 2023

/s/ Marianna R. Kennedy Marianna R. Kennedy	Director	March 24, 2023

/s/ Louis Heimbach Louis Heimbach	Director	March 24, 2023

/s/ Richard B. Rowley Richard B. Rowley	Director	March 24, 2023

/s/ Terry R. Saturno Terry R. Saturno	Director	March 24, 2023

/s/ Gustave J. Scacco Gustave J. Scacco	Director	March 24, 2023

/s/Kevin J. Keane Kevin J. Keane	Director	March 24, 2023