Form 10-Q
period 2023-03-31
Orange County Bancorp, Inc. /DE/
filed 2023-05-15
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 5,642,789 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$165,297	$86,081
Investment securities – available-for-sale (amortized cost $595,628, net of allowance for credit losses of $5,000 at March 31, 2023 and $609,954, net of allowance for credit losses of $0 at December 31, 2022)	526,325	533,461
Restricted investment in bank stocks	14,401	9,562
Loans	1,663,368	1,569,430
Allowance for credit losses (1)	(24,726)	(21,832)
Loans, net	1,638,642	1,547,598
Premises and equipment, net	16,579	14,739
Accrued interest receivable	5,961	6,320
Bank owned life insurance	40,701	40,463
Goodwill	5,359	5,359
Intangible assets	1,321	1,392
Other assets	40,412	42,359
TOTAL ASSETS	$2,454,998	$2,287,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$694,283	$723,228
Interest bearing	1,331,559	1,251,159
Total deposits	2,025,842	1,974,387
FHLB advances, short term	229,000	131,500
FHLB advances, long term	10,000	—
Subordinated notes, net of issuance costs	19,466	19,447
Accrued expenses and other liabilities	22,110	23,862
TOTAL LIABILITIES	2,306,418	2,149,196
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,642,789 and 5,642,621 outstanding, at March 31, 2023 and December 31, 2022, respectively	2,842	2,842
Surplus	120,268	120,107
Retained Earnings	85,007	84,635
Accumulated other comprehensive income (loss), net of taxes	(58,174)	(68,196)
Treasury stock, at cost; 40,515 and 40,683 shares at March 31, 2023 and December 31, 2022, respectively	(1,363)	(1,250)
TOTAL STOCKHOLDERS’ EQUITY	148,580	138,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,454,998	$2,287,334

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$21,836	$15,005
Interest on investment securities:
Taxable	3,073	1,638
Tax exempt	597	482
Interest on Federal funds sold and other	858	145
TOTAL INTEREST INCOME	26,364	17,270
INTEREST EXPENSE
Savings and NOW accounts	2,430	570
Time deposits	459	88
FHLB advances	2,105	—
Note payable	—	42
Subordinated notes	231	231
TOTAL INTEREST EXPENSE	5,225	931
NET INTEREST INCOME	21,139	16,339
Provision for credit losses- investments	5,000	—
Provision for credit losses (1)	1,355	923
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,784	15,416
NONINTEREST INCOME
Service charges on deposit accounts	174	168
Trust income	1,176	1,170
Investment advisory income	1,198	1,201
Investment securities gains	107	—
Earnings on bank owned life insurance	238	233
Other	277	233
TOTAL NONINTEREST INCOME	3,170	3,005
NONINTEREST EXPENSE
Salaries	6,254	5,269
Employee benefits	1,867	1,401
Occupancy expense	1,254	1,223
Professional fees	1,048	879
Directors’ fees and expenses	230	345
Computer software expense	1,223	1,116
FDIC assessment	330	309
Advertising expenses	276	190
Advisor expenses related to trust income	29	138
Telephone expenses	169	175
Intangible amortization	71	71
Other	1,277	705
TOTAL NONINTEREST EXPENSE	14,028	11,821
Income before income taxes	3,926	6,600
Provision for income taxes	696	1,270
NET INCOME	$3,230	$5,330

Basic and diluted earnings per share	$0.57	$0.95
Weighted average shares outstanding	5,625,660	5,634,667

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net Income	$3,230	$5,330
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	7,190	(28,600)
Credit loss expense	5,000	—
Reclassification adjustment for (gains) included in net income	(107)	—
Tax effect	2,453	(6,006)
Net of tax	9,630	(22,594)
Defined benefit pension plans:
Net gain/(loss) arising during the period	500	240
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	(7)
Tax effect	105	49
Net of tax	395	198
Deferred compensation liability:
Unrealized loss	(4)	(4)
Tax effect	(1)	(1)
Net of tax	(3)	(3)
Total other comprehensive loss	10,022	(22,399)
Total comprehensive income/(loss)	$13,252	$(17,069)

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	5,330	—	—	5,330
Other comprehensive loss, net of taxes	—	—	—	(22,399)	—	(22,399)
Cash dividends declared ($0.20 per share)	—	—	(1,125)	—	—	(1,125)
Treasury stock purchased (4,617 shares)	—	—	—	—	(189)	(189)
Restricted stock expense	—	67	—	—	—	67
Stock-based compensation (700 shares)	—	8	—	—	21	29
Balance, March 31, 2022	$2,842	$119,900	$69,146	$(25,842)	$(1,497)	$164,549

Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$2,842	$120,107	$83,074	$(68,196)	$(1,250)	$136,577
Net income	—	—	3,230	—	—	3,230
Other comprehensive income, net of taxes	—	—	—	10,022	—	10,022
Cash dividends declared ($0.23 per share)	—	—	(1,297)	—	—	(1,297)
Treasury stock purchased (5,685 shares)	—	—	—	—	(293)	(293)
Restricted stock expense	—	28	—	—	—	28
Stock-based compensation (5,853 shares)	—	133	—	—	180	313
Balance, March 31, 2023	$2,842	$120,268	$85,007	$(58,174)	$(1,363)	$148,580

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,230	$5,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	6,355	923
Depreciation	498	376
Accretion on loans	(748)	(1,232)
Amortization of intangibles	71	71
Amortization of subordinated notes issuance costs	19	18
Investment securities (gains) losses	(107)	—
Restricted stock expense	28	67
Stock-based compensation	313	29
Net amortization of investment premiums	321	447
Earnings on bank owned life insurance	(238)	(233)
Net change in:
Accrued interest receivable	359	(69)
Other assets	145	(50)
Other liabilities	(2,074)	(2,557)
Net cash from operating activities	8,172	3,120
Cash flows from investing activities
Purchases of investment securities available-for-sale	(3,112)	(85,270)
Proceeds from sales of investment securities available-for-sale	7,296
Proceeds from paydowns of investment securities available-for-sale	11,587	16,461
Proceeds from maturities and calls of investment securities available-for-sale	1,416	418
Purchase of restricted investment in bank stocks	(18,326)	—
Proceeds from redemptions of restricted investment in bank stocks	13,487	(558)
Net increase in loans	(96,331)	(41,932)
Purchase of premises and equipment	(2,338)	(81)
Net cash used by investing activities	(86,321)	(110,962)
Cash flows from financing activities
Net increase in deposits	51,455	159,303
Net change in FHLB advances, short term	97,500	—
Proceeds from FHLB advances, long term	10,000	—
Cash dividends paid	(1,297)	(1,125)
Purchases of treasury stock	(293)	(189)
Net cash from financing activities	157,365	157,989
Net change in cash and cash equivalents	79,216	50,147
Beginning cash and cash equivalents	86,081	306,179
Ending cash and cash equivalents	$165,297	$356,326
Supplemental cash flow information:
Interest paid	5,442	1,132
Income taxes paid	102	9
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	858	—

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.4 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 for Orange County Bancorp, Inc. contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2023. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2023, the results of operations, comprehensive income/(loss), changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and cash flow statements for the three months ended March 31, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Recent Accounting Pronouncements: In December 2022, the financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective upon issuance. The FASB had previously issued 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments in 2020 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The Company does not expect such adoption of the new ASU to have an impact on the Company’s consolidated financial instruments.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the three months ended March 31, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1,2023, the Company recorded a $1.9 million increase in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an adjustment of $1.4 million recording reserves related to acquired loans, and a $520 thousand increase related to allowance for off balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $1.5 million, net of tax, and a decrease to retained earnings a component of the stockholders’ equity. Further information regarding the impact of CECL can be found in Note 3 – Loans and Allowance for Credit Losses.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) prospectively effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months ended March 31, 2023.

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity securities. It also applies to off-balance sheet credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities which management does not intend to sell or believes that it is more likely than not they will be required to sell.

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities and is recorded within the provision for credit losses.

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Individually evaluated loans are primarily non-accrual and collateral dependent loans. Furthermore, the Company evaluates the pooling methodology at least annually to ensure that loans with similar risk characteristics are pooled appropriately. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

exceed the aggregate of amounts previously charged off or expected to be charged off. The Company does not estimate expected losses on accrued interest receivable on loans, as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to a loan becomes doubtful.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 3 – Loans and Allowance for Credit Losses.

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statement of financial condition and the related credit expense is recorded as provisions for credit losses in the consolidated statements of income.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company does not estimate expected losses on accrued interest receivable on investments, as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to an investment becomes doubtful.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at March 31, 2023 and December 31, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale March 31, 2023
U.S. government agencies and treasuries	$102,194	$27	$(8,538)	$—	$93,683
Mortgage-backed securities	360,748	89	(40,293)	—	320,544
Corporate Securities	28,553	—	(2,765)	(5,000)	20,788
Obligations of states and political subdivisions	104,133	65	(12,888)	—	91,310
Total debt securities	$595,628	$181	$(64,484)	$(5,000)	$526,325

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2022
U.S. government agencies and treasuries	$104,734	$25	$(11,009)	$93,750
Mortgage-backed securities	364,690	17	(47,792)	316,915
Corporate Securities	28,559	—	(2,901)	25,658
Obligations of states and political subdivisions	111,971	48	(14,881)	97,138
Total debt securities	$609,954	$90	$(76,583)	$533,461

Proceeds from sales of securities and associated gains and losses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Proceeds	$7,296	$—

Gross realized gains	$130	$—
Gross realized losses	23	—
Net gain on sales of securities	107	—
Tax provision on realized net gains and loss	22	—
Net gain on sales of securities, after tax	$85	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of March 31, 2023 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,744	$2,759
Due after one through five years	27,703	26,590
Due after five through ten years	66,060	54,448
Due after ten years	138,373	121,984
	234,880	205,781
Mortgage-backed securities	360,748	320,544
Total debt securities	$595,628	$526,325

Securities pledged at March 31, 2023 and December 31, 2022 had a carrying amount of $353,659 and $323,674 and were pledged to secure public deposits.

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale March 31, 2023
U.S. government agencies and treasuries	$32,615	$(448)	$56,508	$(8,090)	$89,123	$(8,538)
Mortgage-backed securities	58,650	(1,597)	253,124	(38,696)	311,774	(40,293)
Corporate Securities	7,679	(821)	8,347	(1,944)	16,026	(2,765)
Obligations of states and political subdivisions	11,291	(460)	73,455	(12,428)	84,746	(12,888)
Total debt securities	$110,235	$(3,326)	$391,434	$(61,158)	$501,669	$(64,484)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2022
U.S. government agencies	$47,064	$(2,414)	$41,718	$(8,595)	$88,782	$(11,009)
Mortgage-backed securities	150,542	(12,139)	165,336	(35,653)	315,878	(47,792)
Corporate Securities	12,503	(1,007)	13,155	(1,894)	25,658	(2,901)
Obligations of states and political subdivisions	57,287	(6,763)	32,479	(8,118)	89,766	(14,881)
Total debt securities	$267,396	$(22,323)	$252,688	$(54,260)	$520,084	$(76,583)

As of March 31, 2023, the Company’s securities portfolio consisted of 292 securities, 252 of which were in an unrealized loss position. As of December 31, 2022, the Company’s securities portfolio consisted of 296 securities, 264 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality.

The Company’s available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost, the Company recognized a credit related charge of a corporate bond issued by Signature Bank due to its failure during the three months ended March 31, 2023 resulting in a provision for credit losses totaling $5.0 million during the three months ended March 31, 2023. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of March 31, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the three months ended March 31, 2022. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $202 and $931 at March 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the three months ended March 31, 2023:

Allowance for credit losses -investments:
Beginning balance	$—
Provision for loan losses	5,000
Charge-offs	—
Recoveries	—
Ending balance	$5,000

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Commercial and industrial	$254,592	$258,901
Commercial real estate	1,192,501	1,098,054
Commercial real estate construction	116,077	109,570
Residential real estate	73,156	74,277
Home equity	12,067	12,329
Consumer	14,975	16,299
Total Loans	$1,663,368	$1,569,430
Allowance for credit losses	(24,726)	(21,832)
Net Loans	$1,638,642	$1,547,598

Included in commercial and industrial loans as of March 31, 2023 and December 31, 2022 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $1,710 and $1,717, respectively.

Allowance for Credit Losses

The Company engaged a third-party vendor to assist in the CECL calculation and internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. The Company uses Proability of Default (“PD”) and Loss Given Default (“LGD”) with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively evaluated loans. The Company uses a reasonable and supportable period of one year, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

• methods based on probability of default and loss given default which are modeled based on macroeconomic scenarios;

• a reasonable and supportable forecast period determined based on management’s current review of macroeconomic environment;

• a reversion period after the reasonable and supportable forecast period;

• estimated prepayment rates based on the Company’s historical experience and future macroeconomic environment;

• estimated credit utilization rates based on the Company’s historical experience and future macroeconomic environment; and

• incorporation of qualitative factors not captured within the modeled results. The qualitative factors include but are not limited to changes in lending policies, business conditions, changes in the nature and size of the portfolio, portfolio concentrations, and external factors such as competition.

Allowance for Credit Losses are aggregated for the major loan segments, with similar risk characteristics, summarized below. However, for the purposes of calculating the reserves, these segments may be further broken down into loan classes by risk characteristics that include but are not limited to regulatory call codes, industry type, geographic location, and collateral type.

Residential real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential real estate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying properties may be adversely affected by

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

Commercial and multi-family real estate lending entails additional risks as compared with residential family property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as general economic conditions.

Construction lending is generally considered to involve a high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of the general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residence.

Commercial and industrial lending, including lines of credit, is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In many cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral value securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Bank’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

Consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the activity in the allowance by portfolio segment for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,737	(8)	(227)	(17)	(129)	1,428
Provision for credit losses(1)	(338)	585	381	930	26	(51)	1,533
Charge-offs	(142)	—	—	—	—	(36)	(178)
Recoveries	39	12	—	—	—	60	111
Ending balance	$5,141	$16,698	$1,625	$1,048	$72	$142	$24,726

(1)	The provision for credit losses on the income statement also includes approximately ($178) associated with off balance sheet ACL.

	Three Months Ended March 31, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	549	(110)	332	22	(11)	141	923
Charge-offs	(48)	—	—	—	—	(119)	(167)
Recoveries	6	—	—	—	—	4	10
Ending balance	$5,408	$11,073	$1,296	$294	$69	$287	$18,427

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2023 and December 31, 2022:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
March 31, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$597	$369	$—	$—	$—	$—	$966
collectively evaluated for impairment	4,544	16,329	1,625	1,048	72	142	23,760
Total ending allowance balance	$5,141	$16,698	$1,625	$1,048	$72	$142	$24,726
Loans:
Ending balance:
individually evaluated for impairment	$816	$22,486	$—	$1,250	$49	$102	$24,703
collectively evaluated for impairment	253,776	1,170,015	116,077	71,906	12,018	14,873	1,638,665
Total ending loans balance	$254,592	$1,192,501	$116,077	$73,156	$12,067	$14,975	$1,663,368

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$653	$380	$—	$—	$—	$—	$1,033
collectively evaluated for impairment	4,857	13,984	1,252	345	63	298	20,799
Total ending allowance balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Loans:
Ending balance:
individually evaluated for impairment	$1,003	$22,956	$—	$1,254	$51	$104	$25,368
collectively evaluated for impairment	257,898	1,075,098	109,570	73,023	12,278	16,195	1,544,062
Total ending loans balance	$258,901	$1,098,054	$109,570	$74,277	$12,329	$16,299	$1,569,430

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $1,710 and $1,717 as of March 31, 2023 and December 31, 2022, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment recognized by class of loans as of March 31, 2023 and December 31, 2022:

	Unpaid		Allowance for
	Principal	Recorded	Credit Losses
	Balance	Investment	Allocated
March 31, 2023
With no related allowance recorded
Commercial and industrial (1)	$—	$—	$—
Commercial real estate (2)	17,516	16,910	—
Commercial real estate construction	—	—	—
Residential real estate (3)	1,263	1,250	—
Home equity (4)	53	49	—
Consumer	—	—	—
Total	$18,832	$18,209	$—
With an allowance recorded:
Commercial and industrial (1)	$931	$816	$597
Commercial real estate (2)	5,608	5,576	369
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer (5)	102	102	—
Total	$6,641	$6,494	$966
(1)	Commercial and industrial loans – secured by business assets and UCC filings
(2)	Commercial real estate – secured by various types of commercial real estate
(3)	Residential real estate – secured by residential real estate
(4)	Home equity – secured by residential real estate
(5)	Consumer – represents one personal loan

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2022
With no related allowance recorded
Commercial and industrial	$—	$—	$—
Commercial real estate	17,884	17,316	—
Commercial real estate construction	—	—	—
Residential real estate	1,266	1,254	—
Home equity	55	51	—
Consumer	—	—	—
Total	$19,205	$18,621	$—
With an allowance recorded:
Commercial and industrial	$1,011	$1,003	$653
Commercial real estate	5,665	5,640	380
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	104	104	—
Total	$6,780	$6,747	$1,033

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three months ended March 31, 2023 and 2022:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	17,113	156	14,740	160
Commercial real estate construction	578	—	578	—
Residential real estate	724	1	704	8
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$18,415	$157	$16,022	$168
With an allowance recorded:
Commercial and industrial	$4,329	$52	$888	$13
Commercial real estate	2,188	29	8,708	83
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	103	1	113	1
Total	$6,620	$82	$9,709	$97

(1)   Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2023 and December 31, 2022:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial and industrial	$817	$1,003	$652	$1,850
Commercial real estate	3,549	3,882	535	—
Commercial real estate construction	—	—	725	—
Residential real estate	1,185	1,188	—	—
Home equity	49	51	—	—
Consumer	—	—	439	477
Total	$5,600	$6,124	$2,351	$2,327

As of March 31, 2023, the Company held $5.6 million in non-accrual balances and a related ACL for approximately $701. Within the non-accrual balances, $4.5 million of these loans had no ACL associated to them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months ended March 31, 2023.

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

The following tables present the aging of the recorded investment in past-due loans as of March 31, 2023 and December 31, 2022 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
March 31, 2023
Commercial and industrial	$784	$62	$1,468	$2,314	$252,278
Commercial real estate	440	—	1,219	1,659	1,190,842
Commercial real estate construction	—	—	725	725	115,352
Residential real estate	18	—	1,167	1,185	71,971
Home equity	371	—	—	371	11,696
Consumer	38	26	439	503	14,472
Total	$1,651	$88	$5,018	$6,757	$1,656,611

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2022
Commercial and industrial	$1,497	$1,583	$2,854	$5,934	$252,967
Commercial real estate	563	—	952	1,515	1,096,539
Commercial real estate construction	—	—	—	—	109,570
Residential real estate	2	—	1,188	1,190	73,087
Home equity	—	—	—	—	12,329
Consumer	584	634	476	1,694	14,605
Total	$2,646	$2,217	$5,470	$10,333	$1,559,097

As of March 31, 2023 and December 31, 2022, loans in the process of foreclosure were $2,624 and $2,016 respectively, of which $1,167 and $578 were secured by residential real estate.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at March 31, 2023 and gross charge-offs for the three months ended March 31, 2023:

								Revolving
							Revolving	Loans to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$3,964	63,616	61,800	54,315	30,982	38,289	—	—	$252,966
Special Mention	—	—	—	—	—	425	—	—	425
Substandard	—	385	—	400	—	416	—	—	1,201
Total Commercial and industrial	$3,964	64,001	61,800	54,715	30,982	39,130	—	—	$254,592
Current period gross charge-offs	6	—	—	110	—	26	—	—	142

Commercial real estate
Pass	$103,290	332,751	243,845	168,195	97,813	221,786	2,578	—	$1,170,258
Special Mention	—	—	—	—	—	7,001	—	—	7,001
Substandard	—	—	—	2,553	6,349	6,340	—	—	15,242
Total Commercial real estate	$103,290	332,751	243,845	170,748	104,162	235,127	2,578	—	$1,192,501
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$210	32,811	59,231	23,825	—	—	—	—	$116,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$210	32,811	59,231	23,825	—	—	—	—	$116,077
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$3,704	20,808	12,793	10,079	4,756	19,831	—	—	$71,971
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	589	596	—	—	1,185
Total Residential real estate	$3,704	20,808	12,793	10,079	5,345	20,427	—	—	$73,156
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$57	119	18	—	93	—	11,731	—	$12,018
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	49	—	49
Total Home Equity	$57	119	18	—	93	—	11,780	—	$12,067
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$28	699	3,011	5,966	43	60	5,066	—	$14,873
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	102	—	—	102
Total Consumer	$28	699	3,011	5,966	43	162	5,066	—	$14,975
Current period gross charge-offs	—	—	11	—	25	—	—	—	36

Total Loans	$111,253	451,189	380,698	265,333	140,625	294,846	19,424	—	$1,663,368

Gross charge-offs	$6	—	11	110	25	26	—	—	$178

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Based on the analysis performed as of December 31, 2022, the risk category of loans by class of loans is as follows:

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,861 and $16,891 at March 31, 2023 and December 31, 2022, respectively.

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

Individually Evaluated, or Collateral Dependent Loans and Other Real Estate Owned: The fair value of collateral dependent loans that are individually evaluated for impairment is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach and resulted in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company that the Company has engaged in accordance with internal vendor management policies and approval of the Company’s Board of Directors. Once received, the appraisal review function is conducted by the appraisal management company and consists of a review of the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Through this review, the appraisal management company evaluates the validity of the appraised value and the strength of the conclusions; which are subsequently confirmed by a member of the Credit Department. Discounts to the appraised value are then applied to recognize the carrying costs incurred until disposition, realtor fees, deterioration in the quality of the asset, and the age of the appraisal. The net effect of these adjustments were included in the charge-off to the allowance upon acquisition of the foreclosed property and/or upon partial charge-off of the collateral dependent loan. The most recent analysis of property appraisals including the appropriate discount rates are incorporated into the allowance methodology for the respective loan portfolio segments.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$93,683	$—	$93,683	$—
Mortgage-backed securities	320,544	—	320,544	—
Corporate securities	20,788	—	20,788	—
Obligations of states and political subdivisions	91,310	—	91,310	—
Total securities available-for-sale	$526,325	$—	$526,325	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	93,750	$—	$93,750	$—
Mortgage-backed securities	316,915	—	316,915	—
Corporate securities	25,658	—	25,658	—
Obligations of states and political subdivisions	97,138	—	97,138	—
Total securities available-for-sale	$533,461	$—	$533,461	$—

There were no transfers between Level 1 and Level 2 during 2022.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31, 2023	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Individually Evaluated Loans - Commercial Real Estate	$204	$—	$—	$204

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$204	$—	$—	$204

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $104 and $112 at March 31, 2023 and December 31, 2022, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022:

	Fair Value			Range
March 31, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Individually Evaluated Loans - Commercial Real Estate	$204	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Commercial Real Estate	$204	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$165,297	$165,297	$165,297	$—	$—
Loans, net	1,638,642	1,585,448	—	—	1,585,448
Accrued interest receivable	5,961	5,961	—	2,573	3,388
Restricted investment in bank stocks	14,401	NA	—	—	—
Financial liabilities:
Deposits	2,025,842	2,023,969	1,890,610	133,359	—
FHLB advances, short term	229,000	228,523		228,523
FHLB advances, long term	10,000	9,931	—	9,931	—
Subordinated notes, net of issuance costs	19,466	23,936	—	23,936	—
Accrued interest payable	50	50	—	50	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$86,081	$86,081	$86,081	$—	$—
Loans, net	1,547,598	1,503,543	—	—	1,503,543
Accrued interest receivable	6,320	6,320	—	2,448	3,872
Restricted investment in bank stocks	9,562	NA	—	—	—
Financial liabilities:
Deposits	1,974,387	1,972,387	1,881,354	91,033	—
FHLB advances, short term	131,500	131,255	—	131,255	—
Subordinated notes, net of issuance costs	19,447	19,682	—	19,682	—
Accrued interest payable	267	267	—	267	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Non-interest bearing demand accounts	$694,283	$723,228
Interest-bearing demand accounts	331,566	284,747
Money market accounts	606,368	615,149
Savings accounts	258,392	258,230
Certificates of Deposit	135,233	93,033
Total deposits	$2,025,842	$1,974,387

Time deposits that meet or exceed the FDIC insurance limit of $250 at March 31, 2023 and December 31, 2022 were $15,864 and $17,015, respectively.

Uninsured deposits, net of fully collateralized municipal relationships, as of March 31, 2023 and December 31, 2022 totaled $862 thousand and $871 thousand, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of March 31, 2023, are as follows:

2023	$117,115
2024	8,673
2025	7,964
2026	1,481
$135,233

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $7,201 and $15,648 at March 31, 2023 and December 31, 2022, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Service cost	$—	$—
Interest cost	279	202
Expected return on plan assets	(411)	(496)
Amortization of transition cost	—	(7)
Amortization of net loss	70	—
Net periodic benefit cost/(income)	$(62)	$(301)

The Company has a time based restricted stock plan. For the three months ended March 31, 2023 and 2022, the Company’s recognized stock-based compensation costs were $28 and $67, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three months ended March 31, 2023 and 2022. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at March 31, 2023 was $29.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2023 is presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	11,677	$29.24
Granted	—	$
Vested	(7,569)	$29.50
Forfeited	(414)	$28.75
Non-vested at end of period	3,694	$28.75

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

The following table summarizes the activity of RSUs during the three months ended March 31, 2023:

Restricted Stock Units
Non-vested RSUs at beginning of period	59,747
Granted	22,650
Vested	(5,853)
Forfeited	(3,341)
Non-vested RSUs at end of period	73,203

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification, net	4,717	395	(3)	5,109
Credit loss expense	5,000			5,000
Less amounts reclassified from accumulated other comprehensive income	(87)	—	—	(87)
Net current period other comprehensive income/(loss)	9,630	395	(3)	10,022
Ending balance	$(50,800)	$(7,494)	$120	$(58,174)

	Three Months Ended March 31, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(22,594)	206	(3)	(22,391)
Less amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current period other comprehensive income/(loss)	(22,594)	198	(3)	(22,399)
Ending balance	$(23,666)	$(2,308)	$132	$(25,842)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where
			Net Income is Presented
	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2023	2022
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$107	$—	Investment security gains (losses)
Total before tax	107	—
Tax effect	20	—	Provision for income taxes
Net of tax	$87	$—

Amortization of defined benefit pension items
Transition asset	$-	$(7)	Other expense
Actuarial gains (losses)	-	—	Other expense
Total before tax	-	(7)
Tax effect	-	(1)	Provision for income taxes
Net of tax	$-	$(8)
	-
Total reclassifications for the period, net of tax	$87	$(8)

Also included in accumulated other comprehensive income (loss) as of March 31, 2023, is a credit loss expense which was recorded as provision for credit loss investments during the period.

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$81	$73
Other	93	95
Trust income	1,176	1,170
Investment advisory income	1,198	1,201
Investment securities gains (losses)(a)	107	—
Earnings on bank owned life insurance(a)	238	233
Other(b)	277	233
Total Noninterest Income	$3,170	$3,005
(a)	Not within the scope of ASC 606.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $231 and $191 for the three months ended March 31, 2023 and 2022, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $46 and $42 for the three months ended March 31, 2023 and 2022, respectively, which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended March 31, 2023
	Banking	Wealth Management	Total Segments
Net interest income	$21,139	$—	$21,139
Noninterest income	796	2,374	3,170
Provision for credit loss - investments	(5,000)	—	(5,000)
Provision for credit loss	(1,355)	—	(1,355)
Noninterest expenses	(12,214)	(1,814)	(14,028)
Income tax expense	(584)	(112)	(696)
Net income	$2,782	$448	$3,230
Total assets	$2,446,684	$8,314	$2,454,998

	For the three months ended March 31, 2022
	Banking	Wealth Management	Total Segments
Net interest income	$16,339	$—	$16,339
Noninterest income	634	2,371	3,005
Provision for loan loss	(923)	—	(923)
Noninterest expenses	(9,931)	(1,890)	(11,821)
Income tax expense	(1,169)	(101)	(1,270)
Net income	$4,950	$380	$5,330
Total assets	$2,272,061	$9,002	$2,281,063

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 10 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules), became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer.” The capital conservation buffer is 2.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at March 31, 2023 and at December 31, 2022 exceeded the regulatory minimum levels to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at March 31, 2023 and December 31, 2022 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital to risk weighted assets	$240,409	13.60%	$141,371	8.00%	$174,504	9.875%	$176,713	10.00%
Tier 1 (Core) capital to risk weighted assets	218,281	12.35%	106,028	6.00%	139,162	7.875%	141,371	8.00%
Common Tier 1 (CET1) to risk weighted assets	218,281	12.35%	79,521	4.50%	112,655	6.375%	114,864	6.50%
Tier 1 (Core) Capital to average assets	218,281	9.07%	96,292	4.00%	N/A	N/A	120,365	5.00%
December 31, 2022
Total capital to risk weighted assets	$235,346	13.95%	$134,986	8.00%	$166,624	9.875%	$168,733	10.00%
Tier 1 (Core) capital to risk weighted assets	214,243	12.70%	101,240	6.00%	132,877	7.875%	134,986	8.00%
Common Tier 1 (CET1) to risk weighted assets	214,243	12.70%	75,930	4.50%	107,567	6.375%	109,677	6.50%
Tier 1 (Core) Capital to average assets	214,243	9.09%	94,250	4.00%	N/A	N/A	117,813	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the rate of delinquencies and amounts of loans charged-off;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.3 billion in assets under management at March 31, 2023. As of March 31, 2023, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.0 billion and $148.6 million, respectively.

Key Factors Affecting Our Business

Net Interest Income. Net interest income is the most significant contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields/rates of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp.

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgement and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a specific reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Bank’s loans are secured by real estate in the State of New York. Accordingly, the collectability of a substantial portion of the carrying value of the Bank’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			March 31, 2023
			vs.
	As of March 31,	As of December 31,	December 31, 2022
	2023	2022	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,454,998	2,287,334	167,664	7.3%
Cash and due from banks	165,297	86,081	79,216	92.0%
Loans, net	1,638,642	1,547,598	91,044	5.9%
Investment securities, available for sale	526,325	533,461	(7,136)	(1.3)%
Deposits	2,025,842	1,974,387	51,455	2.6%
FHLB advances, short term	229,000	131,500	97,500	74.1%
FHLB advances, long term	10,000	—	10,000	100.0%
Subordinated notes, net of issuance costs	19,466	19,447	19	0.1%
Stockholders’ Equity	148,580	138,138	10,442	7.6%

Assets. Our total assets were $2.5 billion at March 31, 2023, an increase of $166.9 million, or 7.3%, from $2.3 billion at December 31, 2022. The increase was primarily driven by an increase in net loans of $90.7 million, or 5.9%. The increase in assets also included an increase in cash and due from banks of $79.2 million, or 92.0%.

Cash and due from banks. Cash and due from banks increased $79.2 million, or 92.0%, to $165.3 million at March 31, 2023, from $86.1 million at December 31, 2022. The increase was driven mainly by a strategic focus on increasing cash balances through borrowings in order to raise on-hand cash levels during a period of industry liquidity concerns.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$252,882	15.20%	$257,184	16.39%
Commercial real estate	1,192,501	71.69%	1,098,054	69.97%
Commercial real estate construction	116,077	6.98%	109,570	6.98%
Residential real estate	73,156	4.40%	74,277	4.73%
Home equity	12,067	0.73%	12,329	0.79%
Consumer	14,975	0.90%	16,299	1.04%
PPP loans	1,710	0.10%	1,717	0.11%
Total loans	1,663,368	100.00%	1,569,430	100.00%
Allowance for credit losses	24,726		21,832
Total loans, net	$1,638,642		$1,547,598

Net loans increased $91.0 million, or 5.9%, to $1.6 billion at March 31, 2023 from $1.5 billion at December 31, 2022 primarily due to increases in commercial real estate and commercial real estate construction loan categories during the first three months of 2023. Commercial real estate loans increased $94.4 million, or 8.6%, to $1.2 billion at March 31, 2023 from $1.1 billion at December 31, 2022. Commercial real estate construction loans experienced an increase of $6.5 million, or 5.9%, to $116.1 million at March 31, 2023 from $109.6 million at December 31, 2022. The commercial real estate related growth was primarily the result of increased loan originations to new and existing customers during the first three months of 2023 as well as our continued strategic focus on geographic expansion in our market area.

Non-performing Assets

Management determines that a loan is individually evaluated or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the allowance for credit losses is based on the fair value of the collateral for all collateral-dependant loans. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. Management will consider a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due, when it is deemed appropriate based on individual borrower conditions. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $8.0 million at March 31, 2023 as compared to $8.5 million at December 31, 2022. At March 31, 2023 and December 31, 2022, there were no PPP loans considered as non-performing.

	At March 31,	At December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$817	$1,003
Commercial real estate	3,549	3,882
Commercial real estate construction	—	—
Residential real estate	1,185	1,188
Home equity	49	51
Consumer	—	—
Total non-accrual loans	5,600	6,124
Accruing loans 90 days or more past due:
Commercial and industrial	652	1,850
Commercial real estate	535	—
Commercial real estate construction	725	—
Residential real estate	—	—
Home equity	—	—
Consumer	439	477
Total accruing loans 90 days or more past due	2,351	2,327
Total non-performing loans	7,951	8,451
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$7,951	$8,451
Ratios:
Total non-performing loans to total loans	0.48%	0.54%
Total non-performing loans to total assets	0.32%	0.37%
Total non-performing assets to total assets	0.32%	0.37%

Non-performing loans at March 31, 2023 totaled $8.0 million and consisted primarily of $3.5 million of commercial real estate loans, $1.2 million of residential real estate loans, approximately $817 thousand of commercial and industrial loans, and $49 thousand of home equity loans. The decrease in non-performing loans represents the effect of continued collection efforts and the resolution of certain syndicated loans during the period. We had no other real estate owned at March 31, 2023 and December 31, 2022, respectively.

Non-performing assets decreased $500 thousand, or 5.9%, to $8.0 million, or 0.32% of total assets, at March 31, 2023 from $8.5 million, or 0.37% of total assets, at December 31, 2022. The decrease in non-performing assets at March 31, 2023, compared to December 31, 2022 was primarily due to a decrease of $333 thousand in non-performing commercial real estate loans, driven mainly by workout of a specific loan relationship.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months ended March 31, 2023.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At March 31,	At December 31,
	2023	2022

	(Dollars in thousands)
Classification of Assets:
Substandard	$17,778	$18,433
Doubtful	—	—
Loss	—	—
Total Classified Assets	$17,778	$18,433
Special Mention	$7,426	$7,974

On the basis of management’s review of our assets, we have classified $17.8 million of our assets at March 31, 2023 as substandard compared to $18.4 million at December 31, 2022, due to certain charge-offs recorded during the period. There were no doubtful accounts as of March 31, 2023 and December 31, 2022, respectively. We designated $7.4 million of our assets at March 31, 2023 as special mention compared to $8.0 million designated as special mention at December 31, 2022, as a result of migration out of the category.

Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgement and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a specific reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Bank’s loans are secured by real estate in the State of New York. Accordingly, the collectability of a substantial portion of the carrying value of the Bank’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The allowance for credit losses increased by $2.9 million, or 13.3%, to $24.7 million, or 1.49% of total loans at March 31, 2023, from $21.8 million, or 1.39% of total loans at December 31, 2022. The increase in the allowance was primarily due to increased provision resulting from the growth in our commercial real estate loan portfolio as well as the cumulative effect of the CECL adjustment recorded during the quarter.

	At or for the Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Balance at beginning of year	$21,832	$17,661
Adoption of ASC 326	1,606	—
Charge-offs:
Commercial and industrial	142	48
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	36	119
PPP loans	—	—
Total charge-offs	178	167
Recoveries:
Commercial and industrial	39	6
Commercial real estate	12	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	60	4
Total recoveries	111	10
Net charge-offs (recoveries)	67	157
Provision for credit losses	1,355	923
Balance at end of period	$24,726	$18,427
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.37%
Allowance for credit losses to non-performing loans at end of year	311.00%	258.34%
Allowance for credit losses to total loans at end of year	1.49%	1.39%
Allowance for credit losses to total loans (excluding PPP Loans) at end of year	1.49%	1.39%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At March 31, 2023		At December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$102,194	$93,683	$104,734	$93,750
Mortgage-backed securities	360,748	320,544	364,690	316,915
Corporate securities	28,553	20,788	28,559	25,658
Obligations of states and political subdivisions	104,133	91,310	111,971	97,138
Total	$595,628	$526,325	$609,954	$533,461

Available for sale securities decreased $7.1 million, or 1.3%, to $526.3 million at March 31, 2023 from $533.4 million at December 31, 2022, due primarily to the sale of certain investments during a period of limited purchases as all investment categories experienced declines due to normal amortization and cash flow during the period. These decreases represent management’s intention to maintain the portfolio during the three months ended March 31, 2023.

We did not have held-to-maturity securities at March 31, 2023 and December 31, 2022.

During the first quarter of 2023, the Company recorded a credit loss associated with a corporate bond issued by Signature Bank resulting in a provision for credit losses totaling $5.0 million during the three months ended March 31, 2023. This loss represents the direct result of the failure of that bank during the first quarter of 2023.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At March 31, 2023			At December 31, 2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$694,283	34.27%	—	$723,228	36.63%	—
Interest bearing demand deposits	331,566	16.37%	0.33%	284,747	14.42%	0.31%
Money market deposits	606,368	29.93%	1.32%	615,149	31.16%	0.97%
Savings deposits	258,392	12.75%	0.93%	258,230	13.08%	0.72%
Certificates of deposit	135,233	6.68%	3.13%	93,033	4.71%	1.74%
Total	$2,025,842	100.00%	0.78%	$1,974,387	100.00%	0.52%

Total deposits increased $51.5 million, or 2.6%, to $2.0 billion at March 31, 2023 from December 31, 2022. Certificates of deposit increased by $42.0 million, or 45.4%, mainly from increased brokered deposits during the quarter which represented a strategic focus on increasing liquidity during the quarter as a result of the volatility within the industry. Interest bearing demand deposits experienced a $46.8 million, or 16.4%, increase. Non-interest-bearing demand deposits decreased $28.9 million, money market deposits decreased $8.8 million, and savings deposits remained relatively level during the first three months of 2023 primarily related to our strategic focus on business account activity as well as the impact of liquidity pressure within the banking industry. At March 31, 2023, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 93.3% of our total deposits. We held approximately $93.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at March 31, 2023. This increase was driven by a strategic focus to increase liquidity during the period. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $10.5 million and $78.4 million, respectively, at March 31, 2023 and the CDARS and ICS networks totaled $12.5 million and $40.9 million, respectively, at December 31, 2022.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $239.0 million at March 31, 2023 and $131.5 million at December 31, 2022. We have the capacity to borrow an additional $218.0 million from the Federal Home Loan Bank of New York as of March 31, 2023.

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

Stockholders’ Equity

Stockholders’ equity experienced an increase of approximately $10.0 million, to $148.6 million, at March 31, 2023 from $138.2 million at December 31, 2022. The increase was due mainly to a $7.0 million decrease in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a direct result of market interest rates. In addition to the AOCI fluctuation, the Bank recognized an increase in retained earnings of approximately $3.2 million associated with earnings during the first three months of 2023, net of dividends paid. The Company’s stockholders’ equity also included the effect of a cumulative adjustment of approximately $1.6 million, net of taxes, associated with the initial adjustment related to CECL implementation during the quarter.

Average Balance Sheets and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $4.2 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,619,240	$21,824	5.47%	$1,265,828	$14,400	4.61%
PPP loans	1,713	12	2.84%	23,268	606	10.56%
Investment securities available for sale	530,762	3,568	2.73%	475,018	2,087	1.78%
Cash and due from banks and other	102,097	858	3.41%	382,830	145	0.15%
Restricted stock	11,652	102	3.55%	2,421	32	5.36%
Total interest-earning assets	2,265,464	26,364	4.72%	2,149,365	17,270	3.26%
Noninterest-earning assets	95,583			85,661
Total assets	$2,361,047			$2,235,026
Interest-bearing liabilities:
Interest-bearing demand deposits	$321,224	$ 242	0.31%	$357,100	$ 87	0.10%
Money market deposits	605,968	1,673	1.12%	649,419	410	0.26%
Savings deposits	257,971	515	0.81%	210,887	73	0.14%
Certificates of deposit	95,550	459	1.95%	80,049	88	0.45%
Total interest-bearing deposits	1,280,713	2,889	0.91%	1,297,455	658	0.21%
FHLB Advances and other borrowings	177,933	2,105	4.80%	—	—	—%
Note payable	-	-	—%	3,000	42	5.68%
Subordinated notes	19,454	231	4.82%	19,383	231	4.83%
Total interest-bearing liabilities	1,478,100	5,225	1.43%	1,319,838	931	0.29%
Noninterest-bearing demand deposits	713,717			713,509
Other noninterest-bearing liabilities	25,115			22,077
Total liabilities	2,216,932			2,055,424
Total stockholders’ equity	144,115			179,602
Total liabilities and stockholders’ equity	$2,361,047			$2,235,026
Net interest income		$21,139			$16,339
Net interest rate spread(2)			3.29%			2.97%
Net interest-earning assets(3)	$787,364			$829,527
Net interest margin(4)			3.78%			3.08%
Average interest-earning assets to interest-bearing liabilities			153.3%			162.9%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2023 vs. 2022
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$4,763	$2,661	$7,424
PPP loans	(148)	(446)	(594)
Investment securities available for sale	374	1,106	1,480
Cash and due from banks	(2,358)	3,071	713
Other	82	(11)	71
Total interest-earning assets	2,713	6,381	9,094
Interest-bearing liabilities:
Interest-bearing demand deposits	(27)	182	155
Money market deposits	(120)	1,383	1,263
Savings deposits	94	348	442
Certificates of deposit	75	296	371
Total interest-bearing deposits	22	2,209	2,231
Federal Home Loan Bank advances	2,106	—	2,106
Note payable	—	(42)	(42)
Subordinated notes	—	—	—
Total interest-bearing liabilities	2,128	2,167	4,295
Change in net interest income	$585	$4,214	$4,799

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change
	2023	2022	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$26,364	$17,270	$9,094	52.7%
Interest expense	5,225	931	4,294	461.2%
Net interest income	21,139	16,339	4,800	29.4%
Provision for credit losses - investments	5,000	—	5,000	100.0%
Provision for credit losses	1,355	923	432	46.8%
Noninterest income	3,170	3,005	165	5.5%
Noninterest expense	14,028	11,821	2,207	18.7%
Provision for income taxes	696	1,270	(574)	(45.2)%
Net income	3,230	5,330	(2,100)	(39.4)%

General. Net income decreased $2.1 million, or 39.4%, to $3.2 million for the three months ended March 31, 2023 from $5.3 million for the three months ended March 31, 2022. The decrease was driven by an increase of $5.4 million in the provision for credit losses and an increase of $2.2 million in noninterest expense , offset by a $4.8 million increase in net interest income during the current quarter as compared to the same quarter in 2022. The increase in the provision for credit losses during the three months ended

March 31, 2023 as compared to the same period in 2022 was mainly associated with the recognition of a $5.0 million loss with the investment in subordinated debt of Signature Bank, which was closed during the quarter ended March 31, 2023.

Interest Income. Interest income increased $9.1 million, or 52.7%, to $26.4 million for the three months ended March 31, 2023 from $17.3 million for the three months ended March 31, 2022. This increase was primarily the result of an increase in the average balance of interest-earning assets, which increased by $116.1 million, or 5.4%, to $2.3 billion for the three months ended March 31, 2023 from $2.1 billion for the three months ended March 31, 2022. In addition, the average yield of interest-earning assets increased by 146 basis points from 3.26% for the three months ended March 31, 2022 to 4.72% for the three months ended March 31, 2023 as a result of the continued rising interest rate environment.

Interest income on loans increased by $6.8 million, or 45.5%, to $21.8 million during the three months ended March 31, 2023 from $15.0 million during the three months ended March 31, 2022. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans). The average balance of these loans increased by $353.4 million, or 27.9%, to $1.6 billion for the three months ended March 31, 2023 compared to $1.3 billion for the three months ended March 31, 2022. The average yield on loans, excluding PPP loans, increased by 86 basis points to 5.47% for the three months ended March 31, 2023 from 4.61% for the three months ended March 31, 2022. The increase in the average balance of loans was due to our continued success in growing our commercial real estate, commercial real estate construction, and commercial and industrial loans. The increase in the average yield on loans was the direct result of loans that closed during the fourth quarter of 2022 that included the impact of the FRB's increase to its benchmark rate during 2022.

Interest income on securities increased by $1.5 million, or 71.0%, to $3.6 million during the three months ended March 31, 2023 from $2.1 million during the three months ended March 31, 2022. The increase in interest income on securities was due to an increase in the average balance of securities as well as an increase in the average yield on securities during the current period. The average balance of securities increased by $55.7 million, or 11.7%, to $530.8 million for the three months ended March 31, 2023 compared to $475.0 million for the three months ended March 31, 2022. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities, government agencies, and municipal securities with our excess liquidity. The average yield on investment securities increased by 95 basis points overall from 1.78% for the three months ended March 31, 2022 to 2.73% for the three months ended March 31, 2023. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022 and the first quarter of 2023.

Interest Expense. Interest expense increased $4.3 million, or 461.2%, to $5.2 million for the three months ended March 31, 2023 from $931 thousand for the three months ended March 31, 2022. The increased interest expense was primarily the result of the increasing interest rate environment and the impact on deposit costs during the quarter. The average rate paid on interest-bearing deposits increased 70 basis points to 0.91% during the three months ended March 31, 2023 as compared to 0.21% for the three month period ended March 31, 2022. The average balance of interest-bearing deposits decreased by $16.7 million, or 1.3%, to $1.3 billion for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Interest expense on interest-bearing deposits increased by $2.2 million to $2.9 million during the three months ended March 31, 2023 from $658 thousand during the three months ended March 31, 2022. The increase in interest expense on interest-bearing deposits was due mainly to an increase in the average cost of deposits. The average cost of interest-bearing deposits increased 70 basis points to 0.91% during the three months ended March 31, 2023 as compared to 0.21% for the three months ended March 31, 2022. The average cost of interest-bearing deposits increased due to the impact of the rising interest rate environment on deposit accounts.

We also expensed a relatively level amount of approximately $231 thousand in interest expense for the three months ended March 31, 2023 and 2022 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

Additionally, the first quarter 2023 included FHLB average borrowings of $178 million compared to no borrowings in the same quarter of 2022. The interest expense related to the 2023 borrowings reached approximately $2.1 million in cost and reflected an average rate of 4.80%. These increased borrowings represent the strategic focus to increase cash balances in response to the liquidity pressure experienced by the banking industry during the quarter.

Net Interest Income. Net interest income increased $4.8 million, or 29.4%, to $21.1 million for the three months ended March 31, 2023 from $16.3 million for the three months ended March 31, 2022 due to an increase in net interest-earning assets as well as an increase in net interest margin for the current period. Average total interest-earning assets increased by $116.1 million to $2.3 billion for the three months ended March 31, 2023 from approximately $2.1 billion for the three months ended March 31, 2022. Net interest rate spread increased by 32 basis points to 3.29% for the three months ended March 31, 2023 from 2.97% for the three months ended March 31, 2022, reflecting a 114 basis points increase in the average rate paid on interest-bearing liabilities and a 146 basis points increase in the average yield on interest-earnings assets. The net interest margin increased 70 basis points to 3.78% for the three months ended March 31, 2023 from 3.08% for the three months ended March 31, 2022 due mainly to the increases in overall interest rates as well as deployment of funds into higher yielding loans and investments.

Provision for Credit Losses. The Company recognized a provision for credit losses of $6.4 million for the three months ended March 31, 2023, compared to $923 thousand for the three months ended March 31, 2022. The increased provision for the three months ended March 31, 2023 as compared to the same period in 2022 reflected the recognition of credit losses associated with a corporate security in the amount of $5.0 million as well as additional provision related to the growth of the Company’s loan portfolio during the period. Syndicated loans represent less than 4.5% of total loans at March 31, 2023. The allowance for credit losses to total loans was 1.49% as of March 31, 2023, an increase of 10 basis points, or 7.2%, versus 1.39% as of December 31, 2022.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$174	$168	$6	3.6%
Trust income	1,176	1,170	6	0.5%
Investment advisory income	1,198	1,201	(3)	(0.2)%
Investment securities gains	107	—	107	—%
Earnings on bank owned life insurance	238	233	5	2.1%
Other	277	233	44	18.9%
Total noninterest income	$3,170	$3,005	$165	5.5%

Noninterest income increased by $165 thousand, or 5.5%, and reached $3.2 million for the three months ended March 31, 2023 as compared to $3.0 million for the three months ended March 31, 2022 primarily as a result of gains on the sale of investment securities. Our Wealth Management division revenues, which include our Trust and Asset Management businesses were relatively level and represented a 0.3% increase quarter-over-quarter, remaining at approximately $2.4 million for the first quarter of 2023 and 2022, respectively primarily as a result of increases in asset values. During the same period, assets-under-management for the Trust and Asset Management group experienced a slight decrease totaling approximately $1.3 billion at March 31, 2023.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries	$6,254	$5,269	$985	18.7%
Employee benefits	1,867	1,401	466	33.3%
Occupancy expense	1,254	1,223	31	2.5%
Professional fees	1,048	879	169	19.2%
Directors’ fees and expenses	230	345	(115)	(33.3)%
Computer software expense	1,223	1,116	107	9.6%
FDIC assessment	330	309	21	6.8%
Advertising expenses	276	190	86	45.3%
Advisor expenses related to trust income	29	138	(109)	(79.0)%
Telephone expenses	169	175	(6)	(3.4)%
Intangible amortization	71	71	—	—
Other	1,277	705	572	81.1%
Total noninterest expense	$14,028	$11,821	$2,207	18.7%

Non-interest expense was $14.0 million for the first quarter of 2023, reflecting an increase of approximately $2.2 million, or 18.7%, as compared to $11.8 million for the same period in 2022. The increase in non-interest expense for the current three-month period was due to continued investment in overall Company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. Our efficiency ratio was 57.7% for the three months ended March 31, 2023, from 61.1% for the same period in 2022.

Provision for Income Tax. Our provision for income taxes for the three months ended March 31, 2023 was approximately $696 thousand, compared to approximately $1.3 million for the same period in 2022. The decrease for the current period was due mainly to a decrease in income before income taxes during the quarter. Our effective tax rate for the three-month period ended March 31, 2023, was 17.7%, as compared to 19.2% for the same period in 2022. The reduction in effective tax rates on the 2023 first quarter was due to the increase in proportion of non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) compared with total pre-tax income.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	At or for the Three Months Ended March 31,
	2023			2022
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$21,139	$—	$21,139	$16,339	$—	$16,339
Noninterest income	796	2,374	3,170	634	2,371	3,005
Provision for credit loss - investments	(5,000)	—	(5,000)	—	—	—
Provision for credit loss	(1,355)	—	(1,355)	(923)	—	(923)
Noninterest expenses	(12,214)	(1,814)	(14,028)	(9,931)	(1,890)	(11,821)
Income tax expense	(584)	(112)	(696)	(1,169)	(101)	(1,270)
Net income	$2,782	$448	$3,230	$4,950	$380	$5,330
Assets under management and/or administration (AUM) (market value)	$—	$1,345,377	$1,345,377	$—	$1,257,877	$1,257,877
Total assets	$2,446,684	$8,314	$2,454,998	$2,272,061	$9,002	$2,281,063

The market value of assets under management and/or administration at March 31, 2023 and 2022 was $1.3 billion. This includes assets held at both Orange Bank & Trust Company and HVIA at March 31, 2023 and March 31, 2022.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $76 thousand or 4.02%, to $1.8 million for the three months ended March 31, 2023 compared to $1.9 million for the three months ended March 31, 2022. The decrease in expenses was primarily due to expense control during the period.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023 and December 31, 2022, cash and due from banks totaled $165.3 million and $86.1 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $526.3 million at March 31, 2023 and $533.5 million at December 31, 2022.

Certificates of deposit due within one year of March 31, 2023 totaled $117.1 million, or 86.6% of total certificates of deposit. At March 31, 2023, total certificates of deposit were $135.2 million, or 6.7% of total deposits. The largest concentration of deposits represented brokered deposits in the amount of approximately $99.0 million and were increased strategically due to the liquidity pressures within the banking industry during the first quarter of 2023. Certificates of deposit due within one year of December 31, 2022 totaled $80.7 million, or 86.8% of total certificates of deposit. At December 31, 2022, total certificates of deposit were $93.0 million, or 4.7% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2023, we had a total of $88.9 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2023, we had a total capacity of $613.2 million, of which $154.0 million was used to collateralize municipal deposits, and $239.0 million was utilized for overnight advances. At March 31, 2023, we also had a $3.2 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at March 31, 2023. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at March 31, 2023. There were no outstanding borrowings with ACBB at March 31, 2023. Additional funding was available to the Bank through the Bank Term Funding Program (“BTFP”). The Bank did not utilize the BTFP funding source during the first quarter of 2023.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $8.2 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $86.3 million and $111.0 million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $157.4 million and $158.0 million for the three months ended March 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience, current pricing strategy and regulatory restrictions, we have the ability to retain and increase a substantial portion of maturing time deposits, and we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At March 31, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at March 31, 2023 and December 31, 2022.

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

At March 31, 2023, we had $449.3 million in loan commitments outstanding. We also had $13.9 million in standby letters of credit at March 31, 2023.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2023 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. Effective January 1, 2023, the Company adopted the CECL accounting guidance under ASU 2016-13 and ASC 326. The Company designed new controls and modified existing controls as part of this adoption to ensure compliance with the revised accounting and disclosure requirements. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.

Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Failure to address the federal debt ceiling in a timely manner, downgrade of the U.S. credit rating, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may adversely affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future funding costs.

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

Date: May 15, 2023

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)