Form 10-Q
period 2023-06-30
Orange County Bancorp, Inc. /DE/
filed 2023-08-11
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 5,645,304 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$178,619	$86,081
Investment securities – available-for-sale (amortized cost $578,530, net of allowance for credit losses of $0 at June 30, 2023 and $609,954, net of allowance for credit losses of $0 at December 31, 2022)	503,243	533,461
Restricted investment in bank stocks	11,494	9,562
Loans	1,713,113	1,569,430
Allowance for credit losses (1)	(24,848)	(21,832)
Loans, net	1,688,265	1,547,598
Premises and equipment, net	16,360	14,739
Accrued interest receivable	5,808	6,320
Bank owned life insurance	40,945	40,463
Goodwill	5,359	5,359
Intangible assets	1,249	1,392
Other assets	42,567	42,359
TOTAL ASSETS	$2,493,909	$2,287,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$715,630	$723,228
Interest bearing	1,422,608	1,251,159
Total deposits	2,138,238	1,974,387
FHLB advances, short term	156,500	131,500
FHLB advances, long term	10,000	—
Subordinated notes, net of issuance costs	19,484	19,447
Accrued expenses and other liabilities	21,516	23,862
TOTAL LIABILITIES	2,345,738	2,149,196
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,645,304 and 5,642,621 outstanding, at June 30, 2023 and December 31, 2022, respectively	2,842	2,842
Surplus	120,272	120,107
Retained Earnings	92,795	84,635
Accumulated other comprehensive income (loss), net of taxes	(66,459)	(68,196)
Treasury stock, at cost; 38,000 and 40,683 shares at June 30, 2023 and December 31, 2022, respectively	(1,279)	(1,250)
TOTAL STOCKHOLDERS’ EQUITY	148,171	138,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,493,909	$2,287,334

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$23,879	$15,200	$45,716	$30,206
Interest on investment securities:
Taxable	3,348	2,249	6,420	3,887
Tax exempt	560	553	1,157	1,034
Interest on Federal funds sold and other	1,953	482	2,811	627
TOTAL INTEREST INCOME	29,740	18,484	56,104	35,754
INTEREST EXPENSE
Savings and NOW accounts	3,145	651	5,575	1,221
Time deposits	1,479	51	1,939	139
FHLB advances	2,283	—	4,388	—
Note payable	—	42	—	84
Subordinated notes	231	231	461	462
TOTAL INTEREST EXPENSE	7,138	975	12,363	1,906
NET INTEREST INCOME	22,602	17,509	43,741	33,848
Provision for credit losses- investments	—	—	5,000	—
Provision for credit losses (1)	214	5,510	1,569	6,433
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,388	11,999	37,172	27,415
NONINTEREST INCOME
Service charges on deposit accounts	205	161	378	329
Trust income	1,265	1,223	2,441	2,393
Investment advisory income	1,289	1,099	2,486	2,300
Investment securities gains, net	—	—	107	—
Earnings on bank owned life insurance	244	236	482	469
Other	283	258	562	491
TOTAL NONINTEREST INCOME	3,286	2,977	6,456	5,982
NONINTEREST EXPENSE
Salaries	6,217	5,499	12,471	10,768
Employee benefits	1,740	1,374	3,607	2,775
Occupancy expense	1,180	1,105	2,434	2,328
Professional fees	1,666	1,240	2,713	2,119
Directors’ fees and expenses	157	160	387	505
Computer software expense	1,258	1,238	2,481	2,353
FDIC assessment	230	313	560	622
Advertising expenses	434	564	710	755
Advisor expenses related to trust income	30	20	59	158
Telephone expenses	182	138	350	313
Intangible amortization	71	71	143	143
Other	1,282	744	2,560	1,448
TOTAL NONINTEREST EXPENSE	14,447	12,466	28,475	24,287
Income before income taxes	11,227	2,510	15,153	9,110
Provision for income taxes	2,141	400	2,837	1,670
NET INCOME	$9,086	$2,110	$12,316	$7,440

Basic and diluted earnings per share	$1.61	$0.38	$2.19	$1.32
Weighted average shares outstanding	5,629,030	5,618,296	5,627,354	5,618,232

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$9,086	$2,110	$12,316	$7,440
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(10,984)	(25,460)	(3,794)	(54,060)
Credit loss expense	—	—	5,000	—
Reclassification adjustment for (gains) included in net income	—	—	(107)	—
Tax effect	(2,307)	(5,346)	146	(11,352)
Net of tax	(8,677)	(20,114)	953	(42,708)
Defined benefit pension plans:
Net gain/(loss) arising during the period	500	240	1,000	480
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	(7)	—	(14)
Tax effect	105	49	210	98
Net of tax	395	198	790	396
Deferred compensation liability:
Unrealized loss	(4)	(4)	(8)	(7)
Tax effect	(1)	(1)	(2)	(1)
Net of tax	(3)	(3)	(6)	(6)
Total other comprehensive loss	(8,285)	(19,919)	1,737	(42,318)
Total comprehensive income/(loss)	$801	$(17,809)	$14,053	$(34,878)

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2023	$2,842	$120,268	$85,007	$(58,174)	$(1,363)	$148,580
Net income	—	—	9,086	—	—	9,086
Other comprehensive loss, net of taxes	—	—	—	(8,285)	—	(8,285)
Cash dividends declared ($0.23 per share)	—	—	(1,298)	—	—	(1,298)
Treasury stock purchased (118 shares)	—	—	—	—	(4)	(4)
Restricted stock expense	—	8	—	—	—	8
Stock-based compensation (2,633 shares)	—	(4)	—	—	88	84
Balance, June 30, 2023	$2,842	$120,272	$92,795	$(66,459)	$(1,279)	$148,171

Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$2,842	$120,107	$83,074	$(68,196)	$(1,250)	$136,577
Net income	—	—	12,316	—	—	12,316
Other comprehensive income, net of taxes	—	—	—	1,737	—	1,737
Cash dividends declared ($0.46 per share)	—	—	(2,595)	—	—	(2,595)
Treasury stock purchased (5,803 shares)	—	—	—	—	(297)	(297)
Restricted stock expense	—	36	—	—	—	36
Stock-based compensation (8,486 shares)	—	129	—	—	268	397
Balance, June 30, 2023	$2,842	$120,272	$92,795	$(66,459)	$(1,279)	$148,171

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2022	$2,842	$119,900	$69,146	$(25,842)	$(1,497)	$164,549
Net income	—	—	2,110	—	—	2,110
Other comprehensive loss, net of taxes	—	—	—	(19,919)	—	(19,919)
Cash dividends declared ($0.20 per share)	—	—	(1,125)	—	—	(1,125)
Restricted stock expense	—	33	—	—	—	33
Stock-based compensation (2,060 shares)	—	13	—	—	62	75
Balance, June 30, 2022	$2,842	$119,946	$70,131	$(45,761)	$(1,435)	$145,723

Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	7,440	—	—	7,440
Other comprehensive loss, net of taxes	—	—	—	(42,318)	—	(42,318)
Cash dividends declared ($0.40 per share)	—	—	(2,250)	—	—	(2,250)
Treasury stock purchased (4,617 shares)	—	—	—	—	(189)	(189)
Restricted stock expense	—	100	—	—	—	100
Stock-based compensation (2,760 shares)	—	21	—	—	83	104
Balance, June 30, 2022	$2,842	$119,946	$70,131	$(45,761)	$(1,435)	$145,723

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$12,316	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	6,569	6,433
Depreciation	884	738
Accretion on loans	(1,409)	(1,998)
Amortization of intangibles	143	143
Amortization of subordinated notes issuance costs	36	37
Investment securities (gains) losses	(107)	—
Restricted stock expense	36	100
Stock-based compensation	397	104
Net amortization of investment premiums	630	898
Earnings on bank owned life insurance	(482)	(469)
Net change in:
Accrued interest receivable	512	(304)
Other assets	434	(115)
Other liabilities	(2,352)	(2,529)
Net cash from operating activities	17,607	10,478
Cash flows from investing activities
Purchases of investment securities available-for-sale	(3,806)	(189,934)
Proceeds from sales of investment securities available-for-sale	7,296	—
Proceeds from paydowns of investment securities available-for-sale	22,492	33,622
Proceeds from maturities and calls of investment securities available-for-sale	3,254	4,490
Purchase of restricted investment in bank stocks	(30,978)	(870)
Proceeds from redemptions of restricted investment in bank stocks	29,046	24
Net increase in loans	(145,827)	(178,753)
Purchase of premises and equipment	(2,940)	(416)
Disposal of premises and equipment	435	—
Net cash used by investing activities	(121,028)	(331,837)
Cash flows from financing activities
Net increase in deposits	163,851	289,064
Net change in FHLB advances, short term	25,000	—
Proceeds from FHLB advances, long term	10,000	—
Cash dividends paid	(2,595)	(2,250)
Purchases of treasury stock	(297)	(189)
Net cash from financing activities	195,959	286,625
Net change in cash and cash equivalents	92,538	(34,734)
Beginning cash and cash equivalents	86,081	306,179
Ending cash and cash equivalents	$178,619	$271,445
Supplemental cash flow information:
Interest paid	12,041	1,909
Income taxes paid	3,702	4,056
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	858	—

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.4 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 for Orange County Bancorp, Inc. contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2023. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2023, the results of operations, comprehensive income/(loss), changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flow statements for the six months ended June 30, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the three and six months ended June 30, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2023, the Company recorded a $1.9 million increase in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an adjustment of $1.4 million recording reserves related to loans, and a $520 thousand increase related to allowance for off balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $1.6 million, net of tax, and a decrease to retained earnings, a component of the stockholders’ equity. Further information regarding the impact of CECL can be found in Note 3 – Loans and Allowance for Credit Losses.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) prospectively effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three and six months ended June 30, 2023.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at June 30, 2023 and December 31, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale June 30, 2023
U.S. government agencies and treasuries	$100,087	$20	$(10,776)	$—	$89,331
Mortgage-backed securities	352,046	13	(47,504)	—	304,555
Corporate Securities	23,539	—	(3,633)	—	19,906
Obligations of states and political subdivisions	102,858	26	(13,433)	—	89,451
Total debt securities	$578,530	$59	$(75,346)	$—	$503,243

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2022
U.S. government agencies and treasuries	$104,734	$25	$(11,009)	$93,750
Mortgage-backed securities	364,690	17	(47,792)	316,915
Corporate Securities	28,559	—	(2,901)	25,658
Obligations of states and political subdivisions	111,971	48	(14,881)	97,138
Total debt securities	$609,954	$90	$(76,583)	$533,461

Proceeds from sales of securities and associated gains and losses for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds	$—	$—	$7,296	$—

Gross realized gains	$—	$—	$130	$—
Gross realized losses	—	—	23	—
Net gain on sales of securities	—	—	107	—
Tax provision on realized net gains and loss	—	—	20	—
Net gain on sales of securities, after tax	$—	$—	$87	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of June 30, 2023 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,877	$6,787
Due after one through five years	22,558	21,144
Due after five through ten years	62,095	53,580
Due after ten years	134,954	117,177
	226,484	198,688
Mortgage-backed securities	352,046	304,555
Total debt securities	$578,530	$503,243

Securities pledged at June 30, 2023 and December 31, 2022 had a carrying amount of $395,374 and $323,674 and were pledged to secure public deposits.

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale June 30, 2023
U.S. government agencies and treasuries	$29,342	$(1,100)	$55,696	$(9,676)	$85,038	$(10,776)
Mortgage-backed securities	18,630	(424)	284,909	(47,080)	303,539	(47,504)
Corporate Securities	3,968	(532)	15,938	(3,101)	19,906	(3,633)
Obligations of states and political subdivisions	5,210	(181)	81,206	(13,252)	86,416	(13,433)
Total debt securities	$57,150	$(2,237)	$437,749	$(73,109)	$494,899	$(75,346)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2022
U.S. government agencies	$47,064	$(2,414)	$41,718	$(8,595)	$88,782	$(11,009)
Mortgage-backed securities	150,542	(12,139)	165,336	(35,653)	315,878	(47,792)
Corporate Securities	12,503	(1,007)	13,155	(1,894)	25,658	(2,901)
Obligations of states and political subdivisions	57,287	(6,763)	32,479	(8,118)	89,766	(14,881)
Total debt securities	$267,396	$(22,323)	$252,688	$(54,260)	$520,084	$(76,583)

As of June 30, 2023, the Company’s securities portfolio consisted of 276 securities, 251 of which were in an unrealized loss position. As of December 31, 2022, the Company’s securities portfolio consisted of 296 securities, 264 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost as well as a potential market for sale, the Company determined that there was no value to its corporate bond issued by Signature Bank due to its failure. Accordingly, the Company wrote off the amount of the corporate bond totaling $5.0 million during the quarter ended June 30, 2023. The amount of the writedown was previously recorded through an allowance for credit losses. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of June 30, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the three months ended June 30, 2023. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.3 million and $2.5 million at June 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the six months ended June 30, 2023:

Allowance for credit losses -investments:
Beginning balance	$—
Provision for loan losses	5,000
Charge-offs	5,000
Recoveries	—
Ending balance	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Commercial and industrial	$257,515	$258,901
Commercial real estate	1,213,113	1,098,054
Commercial real estate construction	116,919	109,570
Residential real estate	83,295	74,277
Home equity	12,049	12,329
Consumer	30,222	16,299
Total Loans	$1,713,113	$1,569,430
Allowance for credit losses	(24,848)	(21,832)
Net Loans	$1,688,265	$1,547,598

Included in commercial and industrial loans as of June 30, 2023 and December 31, 2022 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $1,535 and $1,717, respectively.

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

The following tables present the activity in the allowance by portfolio segment for each of the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,141	$16,698	$1,625	$1,048	$72	$142	$24,726
Provision for credit losses	186	421	(565)	(56)	(26)	254	214
Charge-offs	(192)	—	—	—	—	—	(192)
Recoveries	20	—	—	—	—	80	100
Ending balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Six Months Ended June 30, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,737	(8)	(227)	(17)	(129)	1,428
Provision for loan losses	(151)	1,005	(184)	874	—	203	1,747
Charge-offs	(334)	—	—	—	—	(36)	(370)
Recoveries	58	13	—	—	—	140	211
Ending balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848

	Three Months Ended June 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,408	$11,073	$1,296	$294	$69	$287	$18,427
Provision for loan losses	3,944	1,230	22	56	(1)	259	5,510
Charge-offs	(29)	—	—	(51)	—	(260)	(340)
Recoveries	9	—	—	—	—	36	45
Ending balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642

	Six Months Ended June 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	4,492	1,120	354	78	(12)	401	6,433
Charge-offs	(76)	—	—	(51)	—	(380)	(507)
Recoveries	15	—	—	—	—	40	55
Ending balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2023 and December 31, 2022:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
June 30, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$554	$366	$—	$—	$—	$—	$920
collectively evaluated for impairment	4,601	16,753	1,060	992	46	476	23,928
Total ending allowance balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848
Loans:
Ending balance:
individually evaluated for impairment	$641	$22,287	$—	$1,247	$47	$99	$24,321
collectively evaluated for impairment	256,874	1,190,826	116,919	82,048	12,002	30,123	1,688,792
Total ending loans balance	$257,515	$1,213,113	$116,919	$83,295	$12,049	$30,222	$1,713,113

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$653	$380	$—	$—	$—	$—	$1,033
collectively evaluated for impairment	4,857	13,984	1,252	345	63	298	20,799
Total ending allowance balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Loans:
Ending balance:
individually evaluated for impairment	$1,003	$22,956	$—	$1,254	$51	$104	$25,368
collectively evaluated for impairment	257,898	1,075,098	109,570	73,023	12,278	16,195	1,544,062
Total ending loans balance	$258,901	$1,098,054	$109,570	$74,277	$12,329	$16,299	$1,569,430

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $1,535 and $1,717 as of June 30, 2023 and December 31, 2022, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2023 and December 31, 2022:

	Unpaid		Allowance for
	Principal	Recorded	Credit Losses
	Balance	Investment	Allocated
June 30, 2023
With no related allowance recorded
Commercial and industrial (1)	$—	$—	$—
Commercial real estate (2)	17,428	16,768	—
Commercial real estate construction	—	—	—
Residential real estate (3)	1,260	1,247	—
Home equity (4)	52	47	—
Consumer	99	99	—
Total	$18,839	$18,161	$—
With an allowance recorded:
Commercial and industrial (1)	$931	$641	$554
Commercial real estate (2)	5,553	5,519	366
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer (5)	—	—	—
Total	$6,484	$6,160	$920
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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	16,836	155	17,743	159
Commercial real estate construction	578	—	578	—
Residential real estate	718	1	1,291	13
Home equity	—	—	—	—
Consumer	101	1	—	—
Total	$18,233	$157	$19,612	$172
With an allowance recorded:
Commercial and industrial	$5,970	$79	$20,334	$93
Commercial real estate	306	—	334	—
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	110	1
Total	$6,276	$79	$20,778	$94
(1)	Cash basis interest income approximates interest income recognized.

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	16,898	311	16,242	160
Commercial real estate construction	578	—	578	—
Residential real estate	721	1	998	11
Home equity	—	—	—	—
Consumer	102	3	—	—
Total	$18,299	$315	$17,818	$171
With an allowance recorded:
Commercial and industrial	$6,091	$159	$10,833	$60
Commercial real estate	310	—	4,523	41
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	112	1
Total	$6,401	$159	$15,468	$102
(1)	Cash basis interest income approximates interest income recognized.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2023 and December 31, 2022:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial and industrial	$641	$1,003	$—	$1,850
Commercial real estate	3,487	3,882	—	—
Commercial real estate construction	—	—	—	—
Residential real estate	1,184	1,188	—	—
Home equity	47	51	—	—
Consumer	—	—	42	477
Total	$5,359	$6,124	$42	$2,327

As of June 30, 2023, the Company held $5.4 million in non-accrual balances and a related ACL for approximately $655. Within the non-accrual balances, $4.4 million of these loans had no ACL associated to them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months or six months ended June 30, 2023.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following tables present the aging of the recorded investment in past-due loans as of June 30, 2023 and December 31, 2022 by class of loans:

The following tables present the aging of the recorded investment in past-due loans as of June 30, 2023 and December 31, 2022 by class of loans:
	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
June 30, 2023
Commercial and industrial	$520	$449	$641	$1,610	$255,905
Commercial real estate	—	304	684	988	1,212,125
Commercial real estate construction	—	—	—	—	116,919
Residential real estate	—	17	1,167	1,184	82,111
Home equity	—	—	—	—	12,049
Consumer	24	—	42	66	30,156
Total	$544	$770	$2,534	$3,848	$1,709,265

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2022
Commercial and industrial	$1,497	$1,583	$2,854	$5,934	$252,967
Commercial real estate	563	—	952	1,515	1,096,539
Commercial real estate construction	—	—	—	—	109,570
Residential real estate	2	—	1,188	1,190	73,087
Home equity	—	—	—	—	12,329
Consumer	584	634	476	1,694	14,605
Total	$2,646	$2,217	$5,470	$10,333	$1,559,097

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

As of June 30, 2023 and December 31, 2022, loans in the process of foreclosure were $2,624 and $2,016 respectively, of which $1,167 and $578 were secured by residential real estate.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at June 30, 2023 and gross charge-offs for the six months ended June 30, 2023:

								Revolving
							Revolving	Loans to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$21,104	59,580	62,576	46,548	26,500	39,414	—	—	$255,722
Special Mention	—	91	—	—	—	676	—	—	767
Substandard	—	385	—	225	—	416	—	—	1,026
Total Commercial and industrial	$21,104	60,056	62,576	46,773	26,500	40,506	—	—	$257,515
Current period gross charge-offs	21	—	—	285	—	28	—	—	334

Commercial real estate
Pass	$135,254	331,624	238,086	167,199	96,362	219,800	2,351	—	$1,190,676
Special Mention	—	—	438	—	—	6,951	—	—	7,389
Substandard	—	—	—	2,499	6,278	6,271	—	—	15,048
Total Commercial real estate	$135,254	331,624	238,524	169,698	102,640	233,022	2,351	—	$1,213,113
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$2,214	25,755	64,239	24,711	—	—	—	—	$116,919
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$2,214	25,755	64,239	24,711	—	—	—	—	$116,919
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$13,356	22,856	12,224	9,920	4,659	19,096	—	—	$82,111
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	589	595	—	—	1,184
Total Residential real estate	$13,356	22,856	12,224	9,920	5,248	19,691	—	—	$83,295
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$129	71	17	—	82	—	11,703	—	$12,002
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	47	—	47
Total Home Equity	$129	71	17	—	82	—	11,750	—	$12,049
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$21,400	658	—	2,269	36	64	5,696	—	$30,123
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	99	—	—	99
Total Consumer	$21,400	658	—	2,269	36	163	5,696	—	$30,222
Current period gross charge-offs	—	—	11	—	25	—	—	—	36

Total Loans	$193,457	441,020	377,580	253,371	134,506	293,382	19,797	—	$1,713,113

Gross charge-offs	$21	—	11	285	25	28	—	—	$370

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,856 and $16,891 at June 30, 2023 and December 31, 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$89,331	$—	$89,331	$—
Mortgage-backed securities	304,555	—	304,555	—
Corporate securities	19,906	—	19,906	—
Obligations of states and political subdivisions	89,451	—	89,451	—
Total securities available-for-sale	$503,243	$—	$503,243	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2023.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	93,750	$—	$93,750	$—
Mortgage-backed securities	316,915	—	316,915	—
Corporate securities	25,658	—	25,658	—
Obligations of states and political subdivisions	97,138	—	97,138	—
Total securities available-for-sale	$533,461	$—	$533,461	$—

There were no transfers between Level 1 and Level 2 during 2022.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	June 30, 2023	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Individually Evaluated Loans - Commercial Real Estate	$204	$—	$—	$204

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$204	$—	$—	$204

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $101 and $112 at June 30, 2023 and December 31, 2022, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022:

	Fair Value			Range
June 30, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Individually Evaluated Loans - Commercial Real Estate	$204	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Commercial Real Estate	$204	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$178,619	$178,619	$178,619	$—	$—
Loans, net	1,688,265	1,608,144	—	—	1,608,144
Accrued interest receivable	5,808	5,808	—	2,318	3,490
Restricted investment in bank stocks	11,494	NA	—	—	—
Financial liabilities:
Deposits	2,138,238	2,136,795	1,978,683	158,112	—
FHLB advances, short term	156,500	156,151		156,151
FHLB advances, long term	10,000	9,788	—	9,788	—
Subordinated notes, net of issuance costs	19,484	24,198	—	24,198	—
Accrued interest payable	589	589	—	589	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$86,081	$86,081	$86,081	$—	$—
Loans, net	1,547,598	1,503,543	—	—	1,503,543
Accrued interest receivable	6,320	6,320	—	2,448	3,872
Restricted investment in bank stocks	9,562	NA	—	—	—
Financial liabilities:
Deposits	1,974,387	1,972,387	1,881,354	91,033	—
FHLB advances, short term	131,500	131,255	—	131,255	—
Subordinated notes, net of issuance costs	19,447	19,682	—	19,682	—
Accrued interest payable	267	267	—	267	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Non-interest bearing demand accounts	$715,630	$723,228
Interest-bearing demand accounts	357,494	284,747
Money market accounts	647,073	615,149
Savings accounts	258,462	258,230
Certificates of Deposit	159,579	93,033
Total deposits	$2,138,238	$1,974,387

Time deposits that meet or exceed the FDIC insurance limit of $250 at June 30, 2023 and December 31, 2022 were $12,094 and $17,015, respectively.

Uninsured deposits, net of fully collateralized municipal relationships, as of June 30, 2023 and December 31, 2022 totaled $819 million and $871 million, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of June 30, 2023, are as follows:

2023	$138,348
2024	11,665
2025	8,107
2026	1,459
$159,579

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $7.7 million and $15.6 million at June 30, 2023 and December 31, 2022, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	279	202	557	404
Expected return on plan assets	(411)	(496)	(822)	(992)
Amortization of transition cost	—	(7)	—	(14)
Amortization of net loss	70	—	141	—
Net periodic benefit cost/(income)	$(62)	$(301)	$(124)	$(602)

The Company has a time based restricted stock plan. For the three months ended June 30, 2023 and 2022, the Company’s recognized stock-based compensation costs were $8 and $33, respectively. For the six months ended June 30, 2023 and 2022 the Company’s recognized stock-based compensation costs of $36 and $100, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three and six months ended June 30, 2023 and 2022. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at June 30, 2023 was $21.

A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2023 is presented below:

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

The following table summarizes the activity of RSUs during the six months ended June 30, 2023:

Restricted Stock Units
Non-vested RSUs at beginning of period	59,747
Granted	22,650
Vested	(8,486)
Forfeited	(4,725)
Non-vested RSUs at end of period	69,186

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(50,800)	$(7,494)	$120	$(58,174)
Other comprehensive income/(loss) before reclassification, net	(8,677)	395	(3)	(8,285)
Credit loss expense	—			—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(8,677)	395	(3)	(8,285)
Ending balance	$(59,477)	$(7,099)	$117	$(66,459)

	Six Months Ended June 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	(3,960)	790	(6)	(3,176)
Credit loss expense	5,000			5,000
Less amounts reclassified from accumulated other comprehensive income	(87)	—	—	(87)
Net current period other comprehensive income/(loss)	953	790	(6)	1,737
Ending balance	$(59,477)	$(7,099)	$117	$(66,459)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(23,666)	$(2,308)	$132	$(25,842)
Other comprehensive income/(loss) before reclassification	(20,114)	206	(3)	(19,911)
Less amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current period other comprehensive income/(loss)	(20,114)	198	(3)	(19,919)
Ending balance	$(43,780)	$(2,110)	$129	$(45,761)

	Six Months Ended June 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(42,708)	412	(6)	(42,302)
Less amounts reclassified from accumulated other comprehensive income	—	16		16
Net current period other comprehensive income/(loss)	(42,708)	396	(6)	(42,318)
Ending balance	$(43,780)	$(2,110)	$129	$(45,761)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

						Affected Line Item
		Amount Reclassified from Accumulated Other Comprehensive Income				in the Statement where
						Net Income is Presented
		Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components		2023	2022	2023	2022
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale		$—	$—	$107	$—	Investment security gains (losses)
Total before tax		—	—	107	—
Tax effect		—	—	20	—	Provision for income taxes
Net of tax		$—	$—	$87	$—

Amortization of defined benefit pension items
Transition asset		$—	$(7)	$—	$(14)	Other expense
Actuarial gains (losses)		—	—	—	—	Other expense
Total before tax		—	(7)	—	(14)
Tax effect		—	(1)	—	(2)	Provision for income taxes
Net of tax		$—	$(8)	$—	$(16)
	-
Total reclassifications for the period, net of tax		$—	$(8)	$87	$(16)

Also included in accumulated other comprehensive income (loss) as of June 30, 2023, is a credit loss expense which was recorded as provision for credit loss investments during the year.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023	2022
Noninterest Income
Service charges on deposit accounts	$		$
Overdraft fees		107		72	$188	$146
Other		98		89	190	183
Trust income		1,265		1,223	2,441	2,393
Investment advisory income		1,289		1,099	2,486	2,300
Investment securities gains (losses)(a)		—		—	107	—
Earnings on bank owned life insurance(a)		244		236	482	469
Other(b)		283		258	562	491
Total Noninterest Income		$3,286		$2,977	$6,456	$5,982
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $235 and $222 for the three months ended June 30, 2023 and 2022, respectively, and $467 and $413 for the six months ended June 30, 2023 and 2022, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $48 and $35 for the three months ended June 30, 2023 and 2022, respectively, and the $95 and $78 for the six months ended June 30, 2023 and 2022 which are outside the scope of ASC 606.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$22,602	$—	$22,602	$43,741	$—	$43,741
Noninterest income	733	2,553	3,286	1,528	4,928	6,456
Provision for credit loss - investments	—	—	—	(5,000)		(5,000)
Provision for credit loss	(214)	—	(214)	(1,569)	—	(1,569)
Noninterest expenses	(12,275)	(2,172)	(14,447)	(24,489)	(3,986)	(28,475)
Income tax expense	(2,061)	(80)	(2,141)	(2,639)	(198)	(2,837)
Net income	$8,785	$301	$9,086	$11,572	$744	$12,316
Total assets	$2,485,549	$8,360	$2,493,909	$2,485,549	$8,360	$2,493,909

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$17,509	$—	$17,509	$33,848	$—	$33,848
Noninterest income	654	2,323	2,977	1,289	4,693	5,982
Provision for loan loss	(5,510)	—	(5,510)	(6,433)	—	(6,433)
Noninterest expenses	(10,642)	(1,824)	(12,466)	(20,573)	(3,714)	(24,287)
Income tax expense	(295)	(105)	(400)	(1,464)	(206)	(1,670)
Net income	$1,716	$394	$2,110	$6,667	$773	$7,440
Total assets	$2,384,424	$7,625	$2,392,049	$2,384,424	7,625	$2,392,049

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at June 30, 2023 and at December 31, 2022 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at June 30, 2023 and December 31, 2022 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital to risk weighted assets	$245,896	13.47%	$146,032	8.00%	$180,258	9.875%	$182,540	10.00%
Tier 1 (Core) capital to risk weighted assets	223,047	12.22%	109,524	6.00%	143,750	7.875%	146,032	8.00%
Common Tier 1 (CET1) to risk weighted assets	223,047	12.22%	82,143	4.50%	116,369	6.375%	118,651	6.50%
Tier 1 (Core) Capital to average assets	223,047	8.86%	100,709	4.00%	N/A	N/A	125,887	5.00%
December 31, 2022
Total capital to risk weighted assets	$235,346	13.95%	$134,986	8.00%	$166,624	9.875%	$168,733	10.00%
Tier 1 (Core) capital to risk weighted assets	214,243	12.70%	101,240	6.00%	132,877	7.875%	134,986	8.00%
Common Tier 1 (CET1) to risk weighted assets	214,243	12.70%	75,930	4.50%	107,567	6.375%	109,677	6.50%
Tier 1 (Core) Capital to average assets	214,243	9.09%	94,250	4.00%	N/A	N/A	117,813	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at June 30, 2023 and December 31, 2022 and for the three months and six months ended June 30, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.4 billion in assets under management at June 30, 2023. As of June 30, 2023, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.1 billion and $148.2 million, respectively.

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

Regulatory Trends. We operate in a highly regulated environment and nearly all of our operations are subject to extensive regulation and supervision. Bank or securities regulators, Congress, the State of New York, the FRB and the New York State Department of Financial Services (the “NYSDFS”) may revise the laws and regulations applicable to us, may impose new laws and regulations, increase the level of scrutiny of our business in the supervisory process, and pursue additional enforcement actions against financial institutions. Future legislative and regulatory changes such as these may increase our costs and have an adverse effect on our business, financial condition and results of operations. The legislative and regulatory trends that will affect us in the future are impossible to predict with any certainty.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			June 30, 2023
			vs.
	As of June 30,	As of December 31,	December 31, 2022
	2023	2022	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,493,909	2,287,334	206,575	9.0%
Cash and due from banks	178,619	86,081	92,538	107.5%
Loans, net	1,688,265	1,547,598	140,667	9.1%
Investment securities, available for sale	503,243	533,461	(30,218)	(5.7)%
Deposits	2,138,238	1,974,387	163,851	8.3%
FHLB advances, short term	156,500	131,500	25,000	19.0%
FHLB advances, long term	10,000	—	10,000	100.0%
Subordinated notes, net of issuance costs	19,484	19,447	37	0.2%
Stockholders’ Equity	148,171	138,138	10,033	7.3%

Assets. Our total assets were $2.5 billion at June 30, 2023, an increase of $206.6 million, or 9.0%, from $2.3 billion at December 31, 2022. The increase was primarily driven by an increase in net loans of $140.7 million, or 9.1%. The increase in assets also included an increase in cash and due from banks of $92.5 million, or 107.5%.

Cash and due from banks. Cash and due from banks increased $92.5 million, or 107.5%, to $178.6 million at June 30, 2023, from $86.1 million at December 31, 2022. The increase was driven mainly by a continued strategy to increase cash balances, even through borrowings in order to maintain greater on-hand cash levels during a period of industry liquidity concerns.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$255,980	14.94%	$257,184	16.39%
Commercial real estate	1,213,113	70.81%	1,098,054	69.97%
Commercial real estate construction	116,919	6.82%	109,570	6.98%
Residential real estate	83,295	4.86%	74,277	4.73%
Home equity	12,049	0.70%	12,329	0.79%
Consumer	30,222	1.76%	16,299	1.04%
PPP loans	1,535	0.09%	1,717	0.11%
Total loans	1,713,113	100.00%	1,569,430	100.00%
Allowance for credit losses	24,848		21,832
Total loans, net	$1,688,265		$1,547,598

Net loans increased $140.7 million, or 9.1%, to $1.7 billion at June 30, 2023 from $1.5 billion at December 31, 2022 primarily due to increases in commercial real estate and commercial real estate construction loan categories during the first six months of 2023. Commercial real estate loans increased $115.1 million, or 10.5%, to $1.2 billion at June 30, 2023 from $1.1 billion at December 31, 2022. Commercial real estate construction loans experienced an increase of $7.3 million, or 6.7%, to $116.9 million at June 30, 2023 from $109.6 million at December 31, 2022. The commercial real estate related growth was primarily the result of continued increase in loan originations to new and existing customers during the first six months of 2023 as well as our continued strategic focus on geographic expansion in our market area.

Non-performing Assets

Management determines that a loan is individually evaluated or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the allowance for credit losses is based on the fair value of the collateral for all collateral-dependent loans. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $5.4 million at June 30, 2023 as compared to $8.5 million at December 31, 2022. At June 30, 2023 and December 31, 2022, there were no PPP loans considered as non-performing.

	At June 30,	At December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$641	$1,003
Commercial real estate	3,487	3,882
Commercial real estate construction	—	—
Residential real estate	1,184	1,188
Home equity	47	51
Consumer	—	—
Total non-accrual loans	5,359	6,124
Accruing loans 90 days or more past due:
Commercial and industrial	—	1,850
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	42	477
Total accruing loans 90 days or more past due	42	2,327
Total non-performing loans	5,401	8,451
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$5,401	$8,451
Ratios:
Total non-performing loans to total loans	0.32%	0.54%
Total non-performing loans to total assets	0.22%	0.37%
Total non-performing assets to total assets	0.22%	0.37%

Non-performing loans at June 30, 2023 totaled $5.4 million and consisted primarily of $3.5 million of commercial real estate loans, $1.2 million of residential real estate loans, $641 thousand of commercial and industrial loans, and $47 thousand of home equity loans. The decrease in non-performing loans represents the effect of continued collection efforts and the resolution of certain commercial syndicated loans during the current six month period. We had no other real estate owned at June 30, 2023 and December 31, 2022, respectively.

Non-performing assets decreased $3.1 million, or 36.1%, to $5.4 million, or 0.22% of total assets, at June 30, 2023 from $8.5 million, or 0.37% of total assets, at December 31, 2022. The decrease in non-performing assets at June 30, 2023, compared to December 31, 2022 was primarily due to a decrease of $1.9 million related to accruing commercial and industrial loans as well as a combined decrease of $435 in consumer loans and $362 thousand in non-accruing commercial and industrial loans driven mainly by the workout of a specific commercial syndicated loan relationship.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months and six months ended June 30, 2023.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At June 30,	At December 31,
	2023	2022

	(Dollars in thousands)
Classification of Assets:
Substandard	$17,404	$18,433
Doubtful	—	—
Loss	—	—
Total Classified Assets	$17,404	$18,433
Special Mention	$8,156	$7,974

On the basis of management’s review of our assets, we have classified $17.4 million of our assets at June 30, 2023 as substandard compared to $18.4 million at December 31, 2022, due to certain loan charge-offs recorded during the current six month period. There were no doubtful assets as of June 30, 2023 and December 31, 2022, respectively. We designated $8.2 million of our assets at June 30, 2023 as special mention compared to $8.0 million designated as special mention at December 31, 2022, as a result of certain loan migration into the category.

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

The allowance for credit losses increased by $3.0 million, or 13.8%, to $24.9 million, or 1.45% of total loans at June 30, 2023, from $21.8 million, or 1.39% of total loans at December 31, 2022. The increase in the allowance was primarily due to increased provision resulting from the growth in our commercial real estate loan portfolio during the six months ended June 30, 2023 as well as the cumulative effect of the CECL adjustment recorded during the period.

	At or for the Six Months Ended
	June 30,
	2023	2022

	(Dollars in thousands)
Balance at beginning of year	$21,832	$17,661
Adoption of ASC 326	1,428	—
Charge-offs:
Commercial and industrial	334	76
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	51
Home equity	—	—
Consumer	36	380
PPP loans	—	—
Total charge-offs	370	507
Recoveries:
Commercial and industrial	58	15
Commercial real estate	13	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	140	40
Total recoveries	211	55
Net charge-offs (recoveries)	159	452
Provision for credit losses	1,747	6,433
Balance at end of period	$24,848	$23,642
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.03%
Allowance for credit losses to non-performing loans at end of period	460.06%	115.64%
Allowance for credit losses to total loans at end of period	1.45%	1.61%
Allowance for credit losses to total loans (excluding PPP Loans) at end of period	1.45%	1.62%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30, 2023		At December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$100,087	$89,331	$104,734	$93,750
Mortgage-backed securities	352,046	304,555	364,690	316,915
Corporate securities	23,539	19,906	28,559	25,658
Obligations of states and political subdivisions	102,858	89,451	111,971	97,138
Total	$578,530	$503,243	$609,954	$533,461

Available for sale securities decreased $30.2 million, or 5.7%, to $503.2 million at June 30, 2023 from $533.4 million at December 31, 2022, due primarily to the sale of certain investments during a period of limited purchases as all investment categories experienced declines due to normal amortization and cash flow during the current six month period as well as the effect of the write-off related to Signature Bank subordinated debt recorded during the second quarter of 2023.

We did not have held-to-maturity securities at June 30, 2023 and December 31, 2022.

During the first quarter of 2023, the Company recorded a credit loss associated with a corporate bond issued by Signature Bank resulting in a provision for credit losses totaling $5.0 million during the six months ended June 30, 2023. This loss represents the direct result of the failure of that bank during the first quarter of 2023. The investment was written-off during the second quarter of 2023.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At June 30, 2023			At December 31, 2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$715,630	33.47%	—	$723,228	36.63%	—
Interest bearing demand deposits	357,494	16.72%	0.39%	284,747	14.42%	0.31%
Money market deposits	647,073	30.26%	1.48%	615,149	31.16%	0.97%
Savings deposits	258,462	12.09%	0.95%	258,230	13.08%	0.72%
Certificates of deposit	159,579	7.46%	3.79%	93,033	4.71%	1.74%
Total	$2,138,238	100.00%	0.91%	$1,974,387	100.00%	0.52%

Total deposits increased $163.9 million, or 8.3%, to $2.1 billion at June 30, 2023 from December 31, 2022. Certificates of deposit increased by $66.5 million, or 71.5%, mainly from increased brokered deposits during the six month period ended June 30, 2023 which represented a continued strategic focus on increasing liquidity during the first half of 2023 as a result of the liquidity volatility within the industry. Interest bearing demand deposits experienced a $72.8 million, or 25.6%, increase. Non-interest-bearing demand deposits decreased $7.6 million, while money market deposits increased $31.9 million, and savings deposits remained relatively level during the first six months of 2023 primarily related to our strategic focus on business account activity as well as the impact of liquidity pressure within the banking industry. At June 30, 2023, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.0 billion, or 92.5% of our total deposits. We held approximately $117.9 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at June 30, 2023. This increase was driven by a strategic focus to increase liquidity during the current period. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $9.7 million and $98.4 million, respectively, at June 30, 2023 and the CDARS and ICS networks totaled $12.5 million and $40.9 million, respectively, at December 31, 2022. Uninsured deposits, net of fully collateralized municipal relationships, remain stable and represent approximately 38% of total deposits at June 30, 2023 as compared to 43% of total deposits at December 31, 2022.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $166.5 million at June 30, 2023 and $131.5 million at December 31, 2022. We have the capacity to borrow an additional $340.6 million from the Federal Home Loan Bank of New York as of June 30, 2023.

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

Stockholders’ Equity

Stockholders’ equity experienced an increase of approximately $10.0 million, to $148.2 million, at June 30, 2023 from $138.2 million at December 31, 2022. The increase was due mainly to an increase of $8.2 million in retained earnings coupled with a $1.7 million decrease in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a direct result of market interest rates. The Bank recognized an increase in retained earnings of approximately $8.2 million associated with earnings during the first six months of 2023, net of dividends paid. During the six months ended June 30, 2023, the Company’s stockholders’ equity also included the effect of a cumulative adjustment of approximately $1.6 million, net of taxes, associated with the initial adjustment related to CECL implementation.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month and six month periods ended June 30, 2023 and 2022. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.2 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. Net deferred loan fees totaled $2.7 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,689,054	$23,871	5.67%	$1,382,733	$14,964	4.34%
PPP loans	1,619	8	1.97%	9,847	236	9.61%
Investment securities available for sale	515,852	3,542	2.75%	518,192	2,758	2.13%
Cash and due from banks and other	161,611	1,953	4.85%	320,303	482	0.60%
Restricted stock	11,867	366	12.37%	3,057	44	5.77%
Total interest-earning assets	2,380,002	29,740	5.01%	2,234,132	18,484	3.32%
Noninterest-earning assets	94,298			92,336
Total assets	$2,474,300			$2,326,468
Interest-bearing liabilities:
Interest-bearing demand deposits	$354,372	$301	0.34%	$366,455	$96	0.11%
Money market deposits	630,559	2,247	1.43%	705,486	469	0.27%
Savings deposits	254,335	597	0.94%	229,915	86	0.15%
Certificates of deposit	170,442	1,479	3.48%	74,371	51	0.28%
Total interest-bearing deposits	1,409,709	4,625	1.32%	1,376,227	702	0.20%
FHLB Advances and other borrowings	175,220	2,283	5.23%	3	0	1.60%
Note payable	-	-	—%	3,000	42	5.62%
Subordinated notes	19,472	231	4.75%	19,402	231	4.78%
Total interest-bearing liabilities	1,604,401	7,138	1.78%	1,398,632	975	0.28%
Noninterest-bearing demand deposits	700,923			751,511
Other noninterest-bearing liabilities	20,590			19,332
Total liabilities	2,325,913			2,169,475
Total stockholders’ equity	148,387			156,993
Total liabilities and stockholders’ equity	$2,474,300			$2,326,468
Net interest income		$22,602			$17,509
Net interest rate spread(2)			3.23%			3.04%
Net interest-earning assets(3)	$775,602			$835,500
Net interest margin(4)			3.81%			3.14%
Average interest-earning assets to interest-bearing liabilities			148.3%			159.7%

	For the Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,654,339	$45,696	5.57%	$1,324,604	$29,365	4.47%
PPP loans	1,666	20	2.41%	16,520	841	10.27%
Investment securities available for sale	523,266	7,109	2.74%	496,725	4,845	1.97%
Cash and due from banks and other	132,019	2,811	4.29%	351,394	627	0.36%
Restricted stock	11,760	468	8.03%	2,740	76	5.59%
Total interest-earning assets	2,323,050	56,104	4.87%	2,191,983	35,754	3.29%
Noninterest-earning assets	94,937			89,017
Total assets	$2,417,987			$2,281,000
Interest-bearing liabilities:
Interest-bearing demand deposits	$337,890	$543	0.32%	$361,804	$183	0.10%
Money market deposits	618,332	3,920	1.28%	677,607	880	0.26%
Savings deposits	256,143	1,112	0.88%	220,453	158	0.14%
Certificates of deposit	133,203	1,939	2.94%	77,195	139	0.36%
Total interest-bearing deposits	1,345,568	7,514	1.13%	1,337,059	1,360	0.21%
FHLB Advances and other borrowings	176,569	4,388	5.01%	1	—	0.40%
Note payable	-	-	—%	3,000	84	5.65%
Subordinated notes	19,463	461	4.78%	19,392	462	4.80%
Total interest-bearing liabilities	1,541,600	12,363	1.62%	1,359,452	1,906	0.28%
Noninterest-bearing demand deposits	707,284			732,615
Other noninterest-bearing liabilities	22,840			20,696
Total liabilities	2,271,724			2,112,763
Total stockholders’ equity	146,263			168,237
Total liabilities and stockholders’ equity	$2,417,987			$2,281,000
Net interest income		$43,741			$33,848
Net interest rate spread(2)			3.25%			3.01%
Net interest-earning assets(3)	$781,450			$832,531
Net interest margin(4)			3.80%			3.11%
Average interest-earning assets to interest-bearing liabilities			150.7%			161.2%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$4,329	$4,578	$8,907	$9,174	$7,157	$16,331
PPP loans	(40)	(188)	(228)	(178)	(643)	(821)
Investment securities available for sale	(16)	800	784	360	1,904	2,264
Cash and due from banks	(1,918)	3,389	1,471	(4,671)	6,855	2,184
Other	272	50	322	359	33	392
Total interest-earning assets	2,627	8,629	11,256	5,044	15,306	20,350
Interest-bearing liabilities:
Interest-bearing demand deposits	(10)	215	205	(39)	399	360
Money market deposits	(267)	2,045	1,778	(342)	3,382	3,040
Savings deposits	58	453	511	155	799	954
Certificates of deposit	834	594	1,428	819	981	1,800
Total interest-bearing deposits	615	3,307	3,922	593	5,561	6,154

Federal Home Loan Bank advances	2,283	—	2,283	4,388	—	4,388
Note payable	—	(42)	(42)	—	(84)	(84)
Subordinated notes	—	—	—	1	(1)	(1)
Total interest-bearing liabilities	2,898	3,265	6,163	4,982	5,476	10,457
Change in net interest income	$(271)	$5,364	$5,093	$62	$9,830	$9,893

Results of Operations for the Three Months and Six Months Ended June 30, 2023 and 2022

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount ($)	Percentage %	2023	2022	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$29,740	$18,484	$11,256	60.9%	$56,104	$35,754	$20,350	56.9%
Interest expense	7,138	975	6,163	632.1%	12,363	1,906	10,457	548.6%
Net interest income	22,602	17,509	5,093	29.1%	43,741	33,848	9,893	29.2%
Provision for credit losses - investments	—	—	—	—%	5,000	—	5,000	100.0%
Provision for credit losses	214	5,510	(5,296)	(96.1)%	1,569	6,433	(4,864)	(75.6)%
Noninterest income	3,286	2,977	309	10.4%	6,456	5,982	474	7.9%
Noninterest expense	14,447	12,466	1,981	15.9%	28,475	24,287	4,188	17.2%
Provision for income taxes	2,141	400	1,741	435.3%	2,837	1,670	1,167	69.9%
Net income	9,086	2,110	6,976	330.6%	12,316	7,440	4,876	65.5%

General. Net income increased $7.0 million, or 330.6%, to $9.1 million for the three months ended June 30, 2023 from $2.1 million for the three months ended June 30, 2022. The increase was driven by an increase of $5.1 million in net interest income as well as a decrease in the provision for credit losses of $5.3 million during the current quarter as compared to the same quarter in 2022. The decrease in the provision for credit losses during the three months ended June 30, 2023 as compared to the same period in 2022 was mainly associated with the recognition of a $5.1 million provision related to certain syndicated loan relationships in 2022 which were deemed impaired at that time. Net income for the six months ended June 30, 2023 was $12.3 million, as compared to $7.4 million for the same period in 2022. The overall increase was driven primarily by increased net interest income of $9.9 million during the six month period end June 30, 2023 as compared to the same prior year period.

Interest Income. Interest income increased $11.3 million, or 60.9%, to $29.7 million for the three months ended June 30, 2023 from $18.5 million for the three months ended June 30, 2022. This increase was primarily the result of an increase in the average balance of interest-earning assets, which increased by $145.9 million, or 6.5%, to $2.4 billion for the three months ended June 30, 2023 from $2.2 billion for the three months ended June 30, 2022. In addition, the average yield of interest-earning assets increased by 169 basis points from 3.32% for the three months ended June 30, 2022 to 5.01% for the three months ended June 30, 2023 as a result of the continued rising interest rate environment.

Interest income increased $20.4 million, or 56.9%, for the six months ended June 30, 2023 reaching $56.1 million from $35.8 million for the six months ended June 30, 2022. This increase was driven by a $131.1 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $329.7 million, or 24.9%, between the six months ended June 30, 2023 and June 30, 2022. In addition, the average yield of interest-earning assets increased by 158 basis points from 3.29% for the six months ended June 30, 2022 to 4.87% for the six months ended June 30, 2023 as a result of the continued rising interest rate environment.

Interest income on loans increased by $8.7 million, or 57.1%, to $23.9 million during the three months ended June 30, 2023 from $15.2 million during the three months ended June 30, 2022. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans). The average balance of these loans increased by $306.3 million, or 22.2%, to $1.7 billion for the three months ended June 30, 2023 compared to $1.4 billion for the three months ended June 30, 2022. The average yield on loans, excluding PPP loans, increased by 133 basis points to 5.67% for the three months ended June 30, 2023 from 4.34% for the three months ended June 30, 2022. The increase in the average balance of loans was due to our continued success in growing our commercial real estate, commercial real estate construction, and commercial and industrial loans. The increase in the average yield on loans was the direct result of loans that closed during the first quarter of 2023 that included the impact of the FRB's increase to its benchmark rate during 2022 and the first half of 2023.

For the six months ended June 30, 2023, interest income on loans increased by $15.5 million, or 51.3%, reaching $45.7 million as compared to $30.2 million for the six months ended June 30, 2022. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) from $1.3 billion for the six months ended June 30, 2022 to $1.7 billion for the six months ended June 30, 2023. The increase in average loans outstanding was due mainly to continued growth of commercial real estate, commercial real estate construction, and commercial and industrial loans. This increase in production was also coupled with an increase in average yield on loans, excluding PPP loans, for the six month periods from 4.47% in 2022 to 5.57% in 2023. The increase in the average yield on loans was driven by the level of interest rate increases during 2022 and the first half of 2023 and the impact on the portfolio during the period.

Interest income on securities increased by $784 thousand, or 28.4%, to $3.5 million during the three months ended June 30, 2023 from $2.8 million during the three months ended June 30, 2022. The increase in interest income on securities was driven primarily by an increase in the average yield on securities during the period. The average yield on investment securities increased by 62 basis points overall from 2.13% for the three months ended June 30, 2022 to 2.75% for the three months ended June 30, 2023. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities during 2022 as well as the result of increasing market rates during 2022 and the first half of 2023. The average balance of securities decreased by $2.3 million, or 0.45%, to $515.9 million for the three months ended June 30, 2023 compared to $518.2 million for the three months ended June 30, 2022. The decrease in the average balance was mainly the result of the Signature Bank subordinated debt write-off as well as lower balances due to certain maturities during the quarter.

For the six months ended June 30, 2023, interest income on securities increased by $2.3 million, or 46.7%, to $7.1 million during the period from $4.9 million during the six months ended June 30, 2022. The increase in interest income on securities was due to an increase in the average balance of securities as well as an increase in the average yield on securities during the period. The average balance of securities increased by $26.5 million, or 5.3%, to $523.3 million for the six months ended June 30, 2023 compared to $496.7 million for the six months ended June 30, 2022. The increase in the average balance of securities was primarily due to purchases of mortgage-backed securities and municipal securities with our excess liquidity during the six months ended June 30, 2023. The average yield on investment securities increased by 77 basis points overall from 1.97% for the six months ended June 30, 2022 to

2.74% for the six months ended June 30, 2023. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022.

Interest Expense. Interest expense increased $6.2 million, or 632.1%, to $7.1 million for the three months ended June 30, 2023 from $975 thousand for the three months ended June 30, 2022. The increased interest expense was primarily the result of the increasing interest rate environment and the impact on deposit costs during the quarter. The average rate paid on interest-bearing deposits increased 150 basis points to 1.78% during the three months ended June 30, 2023 as compared to 0.28% for the three month period ended June 30, 2022. The average balance of interest-bearing deposits increased by $33.5 million, or 2.4%, to $1.4 billion for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Interest expense increased $10.5 million, or 548.6%, to $12.4 million for the six months ended June 30, 2023 from $1.9 million for the six months ended June 30, 2022. The increase in interest expense reflects the increasing interest rate environment and the effect on deposits during the period. The average rate paid on interest-bearing deposits increased 92 basis points to 1.13% during the six months ended June 30, 2023 as compared to 0.21% for the six month period ended June 30, 2022. The average balance of interest-bearing deposits increased by $8.5 million, or 0.64%, to $1.4 billion for the six months ended June 30, 2023 as compared to $1.3 billion for the six months ended June 30, 2022.

Interest expense on interest-bearing deposits increased by $3.9 million to $4.6 million for the three months ended June 30, 2023 from $702 thousand for the three months ended June 30, 2022. The increase in interest expense on interest-bearing deposits was due mainly to an increase in the average cost of deposits. The average cost of interest-bearing deposits increased 112 basis points to 1.32% during the three months ended June 30, 2023 as compared to 0.20% for the three months ended June 30, 2022. The average cost of interest-bearing deposits increased due to the impact of the rising interest rate environment on deposit accounts.

During the six months ended June 30, 2023, interest expense on interest-bearing deposits increased by $6.2 million, or 452.5%, to $7.5 million during the six months ended June 30, 2023 from $1.4 million during the six months ended June 30, 2022. The increase in interest expense on interest-bearing deposits for the six month periods represents the primary impact of the increasing interest rate environment on the average cost of deposits, including competition in the market place. The average cost of interest-bearing deposits increased 92 basis points to 1.13% for the six months ended June 30, 2023 as compared to 0.21% for the six months ended June 30, 2022.

We also expensed a relatively level amount of approximately $231 thousand in interest expense for the three months ended June 30, 2023 and 2022 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. These flat interest costs represent the debt service required as part of the 2020 subordinated notes. For the six months ended June 30, 2023, we expensed $461 thousand in interest expense as compared to the $462 thousand recorded for the six months ended June 30, 2022. These relatively flat interest costs represent the debt service required as part of the 2020 subordinated notes.

Additionally, the second quarter 2023 included FHLB average borrowings of $175.2 million compared to virtually no borrowings in the same quarter of 2022. The interest expense related to the 2023 borrowings reached approximately $2.3 million in cost and reflected an average rate of 5.23%. For the six months ended June 30, 2023, FHLB average borrowings of $176.6 million compared to almost no borrowings for the same period in 2022. The interest expense related to FHLB borrowing for the first six months of 2023 reached approximately $4.4 million as compared to none for the first six months of 2022. These increased borrowings represent the strategic focus to increase cash balances in response to the liquidity pressure experienced by the banking industry during the first quarter of 2023.

Net Interest Income. Net interest income increased $5.1 million, or 29.1%, to $22.6 million for the three months ended June 30, 2023 from $17.5 million for the three months ended June 30, 2022 due to an increase in net interest margin for the current period. Average total interest-earning assets increased by $145.9 million to $2.4 billion for the three months ended June 30, 2023 from $2.2 billion for the three months ended June 30, 2022. Net interest rate spread increased by 19 basis points to 3.23% for the three months ended June 30, 2023 from 3.04% for the three months ended June 30, 2022, reflecting a 169 basis points increase in the average yield on interest-earning assets and a 150 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin increased 67 basis points to 3.81% for the three months ended June 30, 2023 from 3.14% for the three months ended June 30, 2022 due to the increases in overall interest rates as well as deployment of funds into higher yielding loans and investments.

For the six months ended June 30, 2023, net interest income increased $9.9 million, or 29.2%, to $43.7 million from $33.8 million for the six months ended June 30, 2022 due primarily to an increase in net interest margin for the current period. Average total interest-earning assets increased by $131.1 million to $2.3 billion for the six months ended June 30, 2023 from $2.2 billion for the six months ended June 30, 2022. Net interest rate spread increased by 24 basis points to 3.25% for the six months ended June 30, 2023 from 3.01% for the six months ended June 30, 2022. The net interest margin increased 69 basis points to 3.80% for the six months ended June 30, 2023 from 3.11% for the six months ended June 30, 2022. This increase in net interest income for the six months ended June 30, 2023 was mainly created by an increase in average loans during the period at higher yields of 110 basis points as compared to the same period in 2022.

Provision for Credit Losses. The Company recognized a provision for credit losses of $214 thousand for the three months ended June 30, 2023, compared to $5.5 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, the provision for credit losses totaled $6.6 million as compared to $6.4 million for the six months ended June 30, 2022. The provision for the six months ended June 30, 2023 also reflected the recognition of credit losses associated with the write off of the Signature Bank corporate security in the amount of $5.0 million as well as the additional provision related to the growth of the Company’s loan portfolio. The decreased provision for the three months ended June 30, 2023 as compared to the same period in 2022 reflected the recognition of impairments of two relationships totaling $14.2 million within the syndicated loan portfolio during 2022. Syndicated loans represent approximately 4.5% of total loans at June 30, 2023. The allowance for credit losses to total loans was 1.45% as of June 30, 2023, an increase of 6 basis points, or 4.3%, versus 1.39% as of December 31, 2022.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$205	$161	$44	27.3%	$378	$329	$49	14.9%
Trust income	1,265	1,223	42	3.4%	2,441	2,393	48	2.0%
Investment advisory income	1,289	1,099	190	17.3%	2,486	2,300	186	8.1%
Investment securities gains	—	—	—	—%	107	—	107	—%
Earnings on bank owned life insurance	244	236	8	3.4%	482	469	13	2.8%
Other	283	258	25	9.7%	562	491	71	14.5%
Total noninterest income	$3,286	$2,977	$309	10.4%	$6,456	$5,982	$474	7.9%

Noninterest income increased by $309 thousand, or 10.4%, reaching $3.3 million for the three months ended June 30, 2023 as compared to $3.0 million for the three months ended June 30, 2022. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 10.0% increase quarter-over-quarter, to $2.6 million for the second quarter of 2023 as compared to $2.3 million for the second quarter of 2022 as a result of increases in asset values during the current period. During the same period, assets-under-management for the Trust and Asset Management group increased to $1.4 billion at June 30, 2023 from $1.2 billion at June 30, 2022.

For the six months ended June 30, 2023, noninterest income increased by $474 thousand, or 7.9%, to $6.5 million as compared to $6.0 million for the six months ended June 30, 2022. Our Wealth Management division revenues increased and represented a 5.0% growth reaching $4.9 million for the six month period ended June 30, 2023 from $4.7 million for the six month period ended June 30, 2022.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries	$6,217	$5,499	$718	13.1%	$12,471	$10,768	$1,703	15.8%
Employee benefits	1,740	1,374	366	26.6%	3,607	2,775	832	30.0%
Occupancy expense	1,180	1,105	75	6.8%	2,434	2,328	106	4.6%
Professional fees	1,666	1,240	426	34.4%	2,713	2,119	594	28.0%
Directors’ fees and expenses	157	160	(3)	(1.9)%	387	505	(118)	(23.4)%
Computer software expense	1,258	1,238	20	1.6%	2,481	2,353	128	5.4%
FDIC assessment	230	313	(83)	(26.5)%	560	622	(62)	(10.0)%
Advertising expenses	434	564	(130)	(23.0)%	710	755	(45)	(6.0)%
Advisor expenses related to trust income	30	20	10	50.0%	59	158	(99)	(62.7)%
Telephone expenses	182	138	44	31.9%	350	313	37	11.8%
Intangible amortization	71	71	—	—	143	143	—	—
Other	1,282	744	538	72.3%	2,560	1,448	1,112	76.8%
Total noninterest expense	$14,447	$12,466	$1,981	15.9%	$28,475	$24,287	$4,188	17.2%

Non-interest expense was $14.5 million for the second quarter of 2023, reflecting an increase of approximately $2.0 million, or 15.9%, as compared to $12.5 million for the same period in 2022. The increase in non-interest expense for the current three-month period was due to continued investment in overall Company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. Our efficiency ratio was 56.7% for the three months ended June 30, 2023, from 61.0% for the same period in 2022.

Non-interest expense was $28.5 million for the first half of 2023, reflecting an increase of approximately $4.2 million, or 17.2%, as compared to $24.3 million for the same period in 2022. The increase in non-interest expense for the six month period was also due to continued investment in overall Company growth, including increases in salaries and benefit costs, occupancy costs, and information technology. For the six months ended June 30, 2023, our efficiency ratio was 56.7% as compared to 61.0% for the same period in 2022.

Provision for Income Tax. Our provision for income taxes for the three months ended June 30, 2023 was approximately $2.1 million, compared to approximately $400 thousand for the same period in 2022. The increase for the current period was due to an increase in income before income taxes during the quarter. Our effective tax rate for the three-month period ended June 30, 2023 was 19.1%, as compared to 15.9% for the same period in 2022. For the six months ended June 30, 2023, our provision for income taxes was $2.8 million, as compared to $1.7 million for the six months ended June 30, 2022. The increase for the current period was also due to the increase in income before income taxes during the current six month period. Our effective tax rate for the six-month period ended June 30, 2023 was 18.7%, as compared to 18.3% for the same period in 2022. The growth of the effective tax rates on the 2023 second quarter and six month period was due to the increase in proportion pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2023 as compared to 2022.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended June 30,
	2023			2022
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$22,602	$—	$22,602	$17,509	$—	$17,509
Noninterest income	733	2,553	3,286	654	2,323	2,977
Provision for loans loss	(214)	—	(214)	(5,510)	—	(5,510)
Noninterest expenses	(12,275)	(2,172)	(14,447)	(10,642)	(1,824)	(12,466)
Income tax expense	(2,061)	(80)	(2,141)	(295)	(105)	(400)
Net income	$8,785	$301	$9,086	$1,716	$394	$2,110

	At or for the Six Months Ended June 30,
	2023			2022
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$43,741	$—	$43,741	$33,848	$—	$33,848
Noninterest income	1,528	4,928	6,456	1,289	4,693	5,982
Provision for credit loss - investments	(5,000)	—	(5,000)	—	—	—
Provision for credit loss	(1,569)	—	(1,569)	(6,433)	—	(6,433)
Noninterest expenses	(24,489)	(3,986)	(28,475)	(20,573)	(3,714)	(24,287)
Income tax expense	(2,639)	(198)	(2,837)	(1,464)	(206)	(1,670)
Net income	$11,572	$744	$12,316	$6,667	$773	$7,440
Assets under management and/or administration (AUM) (market value)	$—	$1,437,814	$1,437,814	$—	$1,150,156	$1,150,156
Total assets	$2,485,549	$8,360	$2,493,909	$2,384,424	$7,625	$2,392,049

The market value of assets under management and/or administration at June 30, 2023 and 2022 was $1.4 billion and $1.2 billion, respectively. This includes assets held at both Orange Bank & Trust Company and HVIA at June 30, 2023 and June 30, 2022.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $348 thousand, or 18.9%, to $2.2 million for the three months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022. The increase in expenses was primarily due to continued growth of the business unit and investment in technology during the period. For the six months ended June 30, 2023, our expenses related to our wealth management business segment increased $272 thousand or 7.3%, to $4.0 million for the six months ended June 30, 2023 compared to $3.7 million for the three months ended June 30, 2022. The increase in expenses was primarily due to the growth of the business unit and its related operations.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2023 and December 31, 2022, cash and due from banks totaled $165.3 million and $86.1 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $503.2 million at June 30, 2023 and $533.5 million at December 31, 2022.

Certificates of deposit due within one year of June 30, 2023 totaled $138.4 million, or 86.7% of total certificates of deposit. At June 30, 2023, total certificates of deposit were $159.6 million, or 7.5% of total deposits. The largest concentration of deposits represented brokered deposits in the amount of approximately $140.2 million and were increased strategically due to the liquidity pressures within the banking industry during the first quarter of 2023. Certificates of deposit due within one year of December 31, 2022 totaled $80.7 million, or 86.8% of total certificates of deposit. At December 31, 2022, total certificates of deposit were $93.0 million, or 4.7% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2023, we had a total of $108.1 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York (“FRB”) as well as other correspondent banks. At June 30, 2023, we had a total capacity of $605.1 million at the Federal Home Loan Bank of New York, of which $108.0 million was used to collateralize municipal deposits, and $156.5 million was utilized for overnight advances. At June 30, 2023, we also had a $2.6 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at June 30, 2023 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at June 30, 2023. There were no outstanding borrowings with ACBB at June 30, 2023. Additional funding was available to the Bank through the Bank Term Funding Program (“BTFP”). We currently have $106.4 million of collateral pledged to the FRB under the BTFP and available for borrowing. As of June 30, 2023, we had no outstanding borrowings with the FRB.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $17.6 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $121.0 million and $331.8 million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $196.0 million and $286.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At June 30, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at June 30, 2023 and December 31, 2022.

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

At June 30, 2023, we had $492.0 million in loan commitments outstanding. We also had $17.3 million in standby letters of credit at June 30, 2023.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2023 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. Effective January 1, 2023, the Company adopted the CECL accounting guidance under ASU 2016-13 and ASC 326. The Company designed new controls and modified existing controls as part of this adoption to ensure compliance with the revised accounting and disclosure requirements. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Date: August 11, 2023

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)