Form 10-Q
period 2023-09-30
Orange County Bancorp, Inc. /DE/
filed 2023-11-14
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, there were 5,650,458 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$158,708	$86,081
Investment securities – available-for-sale (amortized cost $569,978, net of allowance for credit losses of $0 at September 30, 2023 and $609,954, net of allowance for credit losses of $0 at December 31, 2022)	478,708	533,461
Restricted investment in bank stocks	10,992	9,562
Loans	1,707,729	1,569,430
Allowance for credit losses (1)	(25,775)	(21,832)
Loans, net	1,681,954	1,547,598
Premises and equipment, net	16,073	14,739
Accrued interest receivable	6,332	6,320
Bank owned life insurance	41,188	40,463
Goodwill	5,359	5,359
Intangible assets	1,178	1,392
Other assets	46,779	42,359
TOTAL ASSETS	$2,447,271	$2,287,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$726,627	$723,228
Interest bearing	1,378,404	1,251,159
Total deposits	2,105,031	1,974,387
FHLB advances, short term	146,000	131,500
FHLB advances, long term	10,000	—
Subordinated notes, net of issuance costs	19,502	19,447
Accrued expenses and other liabilities	22,820	23,862
TOTAL LIABILITIES	2,303,353	2,149,196
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,650,458 and 5,642,621 outstanding, at September 30, 2023 and December 31, 2022, respectively	2,842	2,842
Surplus	120,367	120,107
Retained Earnings	100,536	84,635
Accumulated other comprehensive income (loss), net of taxes	(78,693)	(68,196)
Treasury stock, at cost; 32,846 and 40,683 shares at September 30, 2023 and December 31, 2022, respectively	(1,134)	(1,250)
TOTAL STOCKHOLDERS’ EQUITY	143,918	138,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,447,271	$2,287,334

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$24,682	$18,113	$70,398	$48,319
Interest on investment securities:
Taxable	3,150	2,848	9,570	6,735
Tax exempt	564	621	1,721	1,655
Interest on Federal funds sold and other	1,703	1,259	4,514	1,886
TOTAL INTEREST INCOME	30,099	22,841	86,203	58,595
INTEREST EXPENSE
Savings and NOW accounts	3,506	1,099	9,081	2,320
Time deposits	1,954	55	3,893	194
FHLB advances	1,907	—	6,295	—
Note payable	—	42	—	126
Subordinated notes	231	230	692	692
TOTAL INTEREST EXPENSE	7,598	1,426	19,961	3,332
NET INTEREST INCOME	22,501	21,415	66,242	55,263
Provision for credit losses- investments	—	—	5,000	—
Provision for credit losses (1)	837	2,084	2,406	8,517
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,664	19,331	58,836	46,746
NONINTEREST INCOME
Service charges on deposit accounts	210	182	588	511
Trust income	1,266	1,176	3,707	3,569
Investment advisory income	1,333	1,085	3,819	3,385
Investment securities gains, net	—	—	107	—
Earnings on bank owned life insurance	243	240	725	709
Other	168	250	730	741
TOTAL NONINTEREST INCOME	3,220	2,933	9,676	8,915
NONINTEREST EXPENSE
Salaries	6,135	5,863	18,606	16,631
Employee benefits	1,752	1,483	5,359	4,258
Occupancy expense	1,180	1,063	3,614	3,391
Professional fees	799	766	3,512	2,885
Directors’ fees and expenses	295	249	682	754
Computer software expense	1,233	1,276	3,714	3,629
FDIC assessment	463	384	1,023	1,006
Advertising expenses	364	372	1,074	1,127
Advisor expenses related to trust income	30	28	89	186
Telephone expenses	184	192	534	505
Intangible amortization	71	71	214	214
Other	1,084	808	3,644	2,322
TOTAL NONINTEREST EXPENSE	13,590	12,555	42,065	36,908
Income before income taxes	11,294	9,709	26,447	18,753
Provision for income taxes	2,256	1,856	5,093	3,460
NET INCOME	$9,038	$7,853	$21,354	$15,293

Basic and diluted earnings per share	$1.61	$1.40	$3.79	$2.72
Weighted average shares outstanding	5,629,642	5,623,172	5,628,036	5,619,897

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$9,038	$7,853	$21,354	$15,293
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(15,982)	(21,201)	(19,670)	(75,262)
Credit loss expense	—	—	5,000	—
Reclassification adjustment for (gains) included in net income	—	—	(107)	—
Tax effect	(3,356)	(4,452)	(3,104)	(15,805)
Net of tax	(12,626)	(16,749)	(11,673)	(59,457)
Defined benefit pension plans:
Net gain/(loss) arising during the period	500	240	1,500	720
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	(7)	—	(21)
Tax effect	105	49	315	147
Net of tax	395	198	1,185	594
Deferred compensation liability:
Unrealized loss	(4)	(4)	(11)	(11)
Tax effect	(1)	(1)	(2)	(2)
Net of tax	(3)	(3)	(9)	(9)
Total other comprehensive loss	(12,234)	(16,554)	(10,497)	(58,872)
Total comprehensive income/(loss)	$(3,196)	$(8,701)	$10,857	$(43,579)

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2023	$2,842	$120,272	$92,795	$(66,459)	$(1,279)	$148,171
Net income	—	—	9,038	—	—	9,038
Other comprehensive loss, net of taxes	—	—	—	(12,234)	—	(12,234)
Cash dividends declared ($0.23 per share)	—	—	(1,297)	—	—	(1,297)
Treasury stock purchased (2,922 shares)	—	—	—	—	(127)	(127)
Restricted stock expense	—	9	—	—	—	9
Stock-based compensation (8,076 shares)	—	86	—	—	272	358
Balance, September 30, 2023	$2,842	$120,367	$100,536	$(78,693)	$(1,134)	$143,918

Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$2,842	$120,107	$83,074	$(68,196)	$(1,250)	$136,577
Net income	—	—	21,354	—	—	21,354
Other comprehensive income, net of taxes	—	—	—	(10,497)	—	(10,497)
Cash dividends declared ($0.69 per share)	—	—	(3,892)	—	—	(3,892)
Treasury stock purchased (8,725 shares)	—	—	—	—	(424)	(424)
Restricted stock expense	—	45	—	—	—	45
Stock-based compensation (16,562 shares)	—	215	—	—	540	755
Balance, September 30, 2023	$2,842	$120,367	$100,536	$(78,693)	$(1,134)	$143,918

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2022	$2,842	$119,946	$70,131	$(45,761)	$(1,435)	$145,723
Net income	—	—	7,853	—	—	7,853
Other comprehensive loss, net of taxes	—	—	—	(16,554)	—	(16,554)
Cash dividends declared ($0.20 per share)	—	—	(1,124)	—	—	(1,124)
Treasury stock purchased (3,035 shares)	—	—	—	—	(119)	(119)
Restricted stock expense	—	33	—	—	—	33
Stock-based compensation (9,637 shares)	—	89	—	—	289	378
Balance, September 30, 2022	$2,842	$120,068	$76,860	$(62,315)	$(1,265)	$136,190

Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	15,293	—	—	15,293
Other comprehensive loss, net of taxes	—	—	—	(58,872)	—	(58,872)
Cash dividends declared ($0.60 per share)	—	—	(3,374)	—	—	(3,374)
Treasury stock purchased (7,652 shares)	—	—	—	—	(308)	(308)
Restricted stock expense	—	133	—	—	—	133
Stock-based compensation (12,397 shares)	—	110	—	—	372	482
Balance, September 30, 2022	$2,842	$120,068	$76,860	$(62,315)	$(1,265)	$136,190

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$21,354	$15,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	7,406	8,517
Depreciation	1,286	1,150
Accretion on loans	(2,127)	(2,298)
Amortization of intangibles	214	214
Amortization of subordinated notes issuance costs	55	55
Investment securities (gains) losses	(107)	—
Restricted stock expense	45	133
Stock-based compensation	755	482
Net amortization of investment premiums	960	1,339
Earnings on bank owned life insurance	(725)	(709)
Net change in:
Accrued interest receivable	(12)	1,089
Other assets	433	(1,230)
Other liabilities	(1,049)	(799)
Net cash from operating activities	28,488	23,236
Cash flows from investing activities
Purchases of investment securities available-for-sale	(6,327)	(210,589)
Proceeds from sales of investment securities available-for-sale	7,296	—
Proceeds from paydowns of investment securities available-for-sale	32,254	46,360
Proceeds from maturities and calls of investment securities available-for-sale	3,774	5,154
Purchase of restricted investment in bank stocks	(41,418)	(1,189)
Proceeds from redemptions of restricted investment in bank stocks	39,988	24
Net increase in loans	(139,636)	(257,268)
Purchase of premises and equipment	(3,055)	(1,145)
Disposal of premises and equipment	435	—
Net cash used by investing activities	(106,689)	(418,653)
Cash flows from financing activities
Net increase in deposits	130,644	273,169
Net change in FHLB advances, short term	14,500	—
Proceeds from FHLB advances, long term	10,000	—
Cash dividends paid	(3,892)	(3,374)
Purchases of treasury stock	(424)	(308)
Net cash from financing activities	150,828	269,487
Net change in cash and cash equivalents	72,627	(125,930)
Beginning cash and cash equivalents	86,081	306,179
Ending cash and cash equivalents	$158,708	$180,249
Supplemental cash flow information:
Interest paid	19,551	3,550
Income taxes paid	6,472	4,596
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	1,050	1,299

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.4 billion and $1.3 billion at September 30, 2023 and December 31, 2022, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2023. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2023, the results of operations, comprehensive income/(loss), changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flow statements for the nine months ended September 30, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the three and nine months ended September 30, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2023, the Company recorded a $1.9 million increase in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an adjustment of $1.4 million recording reserves related to loans, and a $520 thousand increase related to allowance for off balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $1.6 million, net of tax, and a decrease to retained earnings, a component of the stockholders’ equity. Further information regarding the impact of CECL can be found in Note 3 – Loans and Allowance for Credit Losses.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) prospectively effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three and nine months ended September 30, 2023.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at September 30, 2023 and December 31, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale September 30, 2023
U.S. government agencies and treasuries	$98,539	$22	$(12,838)	$—	$85,723
Mortgage-backed securities - residential	264,406	—	(40,908)	—	223,498
Mortgage-backed securities - commercial	80,192	—	(16,271)	—	63,921
Corporate Securities	23,534	—	(3,998)	—	19,536
Obligations of states and political subdivisions	103,307	41	(17,318)	—	86,030
Total debt securities	$569,978	$63	$(91,333)	$—	$478,708

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2022
U.S. government agencies and treasuries	$104,734	$25	$(11,009)	$93,750
Mortgage-backed securities - residential	283,774	17	(34,640)	249,151
Mortgage-backed securities - commercial	80,916	—	(13,152)	67,764
Corporate Securities	28,559	—	(2,901)	25,658
Obligations of states and political subdivisions	111,971	48	(14,881)	97,138
Total debt securities	$609,954	$90	$(76,583)	$533,461

Proceeds from sales of securities and associated gains and losses for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds	$—	$—	$7,296	$—

Gross realized gains	$—	$—	$130	$—
Gross realized losses	—	—	23	—
Net gain on sales of securities	—	—	107	—
Tax provision on realized net gains and loss	—	—	20	—
Net gain on sales of securities, after tax	$—	$—	$87	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of September 30, 2023 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,617	$7,572
Due after one through five years	24,360	22,475
Due after five through ten years	61,833	52,196
Due after ten years	131,570	109,046
	225,380	191,289
Mortgage-backed securities	344,598	287,419
Total debt securities	$569,978	$478,708

Securities pledged at September 30, 2023 and December 31, 2022 had a carrying amount of $386,461 and $323,674 and were pledged to secure public deposits.

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale September 30, 2023
U.S. government agencies and treasuries	$466	$(1)	$81,393	$(12,837)	$81,859	$(12,838)
Mortgage-backed securities - residential	9,377	(206)	212,700	(40,702)	222,077	(40,908)
Mortgage-backed securities - commercial	1,178	(57)	62,743	(16,214)	63,921	(16,271)
Corporate Securities	—	—	19,536	(3,998)	19,536	(3,998)
Obligations of states and political subdivisions	3,454	(79)	79,441	(17,239)	82,895	(17,318)
Total debt securities	$14,475	$(343)	$455,813	$(90,990)	$470,288	$(91,333)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2022
U.S. government agencies	$47,064	$(2,414)	$41,718	$(8,595)	$88,782	$(11,009)
Mortgage-backed securities - residential	129,352	(9,290)	118,762	(25,350)	248,114	(34,640)
Mortgage-backed securities - commercial	21,190	(2,849)	46,574	(10,303)	67,764	(13,152)
Corporate Securities	12,503	(1,007)	13,155	(1,894)	25,658	(2,901)
Obligations of states and political subdivisions	57,287	(6,763)	32,479	(8,118)	89,766	(14,881)
Total debt securities	$267,396	$(22,323)	$252,688	$(54,260)	$520,084	$(76,583)

As of September 30, 2023, the Company’s securities portfolio consisted of 274 securities, 251 of which were in an unrealized loss position. As of December 31, 2022, the Company’s securities portfolio consisted of 296 securities, 264 of which were in an unrealized

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost as well as a potential market for sale, the Company determined that there was no value to its corporate bond issued by Signature Bank due to its failure. Accordingly, the Company wrote off the amount of the corporate bond totaling $5.0 million during the quarter ended June 30, 2023. The amount of the writedown was previously recorded through an allowance for credit losses. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of September 30, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the three months ended September 30, 2023. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.7 million and $2.5 million at September 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the nine months ended September 30, 2023:

Allowance for credit losses -investments:
Beginning balance	$—
Provision for loan losses	5,000
Charge-offs	5,000
Recoveries	—
Ending balance	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Commercial and industrial	$266,997	$258,901
Commercial real estate	1,225,936	1,098,054
Commercial real estate construction	91,822	109,570
Residential real estate	83,165	74,277
Home equity	12,084	12,329
Consumer	27,725	16,299
Total Loans	$1,707,729	$1,569,430
Allowance for credit losses	(25,775)	(21,832)
Net Loans	$1,681,954	$1,547,598

Included in commercial and industrial loans as of September 30, 2023 and December 31, 2022 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $227 and $1,717, respectively.

Allowance for Credit Losses

The Company engaged a third-party vendor to assist in the CECL calculation and internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. The Company uses Probability of Default (“PD”) and Loss Given Default (“LGD”) with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively evaluated loans. The Company uses a reasonable and supportable period of one year, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

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

The following tables present the activity in the allowance by portfolio segment for each of the three and nine months ended September 30, 2023 and 2022: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended September 30, 2023
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848
Provision for credit losses	869	82	(59)	3	5	(93)	807
Charge-offs	(76)	—	—	—	—	—	(76)
Recoveries	13	160	—	—	—	23	196
Ending balance	$5,961	$17,361	$1,001	$995	$51	$406	$25,775

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Nine Months Ended September 30, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,737	(8)	(227)	(17)	(129)	1,428
Provision for credit losses	718	1,087	(243)	877	5	110	2,554
Charge-offs	(410)	—	—	—	—	(36)	(446)
Recoveries	71	173	—	—	—	163	407
Ending balance	$5,961	$17,361	$1,001	$995	$51	$406	$25,775

	Three Months Ended September 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,332	$12,303	$1,318	$299	$68	$322	$23,642
Provision for loan losses	573	1,110	279	60	1	61	2,084
Charge-offs	(2,817)	—	—	—	—	(70)	(2,887)
Recoveries	22	26	—	—	—	1	49
Ending balance	$7,110	$13,439	$1,597	$359	$69	$314	$22,888

	Nine Months Ended September 30, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for loan losses	5,066	2,230	633	138	(11)	461	8,517
Charge-offs	(2,894)	—	—	(51)	—	(449)	(3,394)
Recoveries	37	26	—	—	—	41	104
Ending balance	$7,110	$13,439	$1,597	$359	$69	$314	$22,888

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2023 and December 31, 2022:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
September 30, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,282	$311	$—	$—	$—	$—	$1,593
collectively evaluated for impairment	4,679	17,050	1,001	995	51	406	24,182
Total ending allowance balance	$5,961	$17,361	$1,001	$995	$51	$406	$25,775
Loans:
Ending balance:
individually evaluated for impairment	$1,538	$22,790	$—	$1,244	$45	$97	$25,714
collectively evaluated for impairment	265,459	1,203,146	91,822	81,921	12,039	27,628	1,682,015
Total ending loans balance	$266,997	$1,225,936	$91,822	$83,165	$12,084	$27,725	$1,707,729

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$653	$380	$—	$—	$—	$—	$1,033
collectively evaluated for impairment	4,857	13,984	1,252	345	63	298	20,799
Total ending allowance balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Loans:
Ending balance:
individually evaluated for impairment	$1,003	$22,956	$—	$1,254	$51	$104	$25,368
collectively evaluated for impairment	257,898	1,075,098	109,570	73,023	12,278	16,195	1,544,062
Total ending loans balance	$258,901	$1,098,054	$109,570	$74,277	$12,329	$16,299	$1,569,430

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $227 and $1,717 as of September 30, 2023 and December 31, 2022, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2023 and December 31, 2022:

	Unpaid		Allowance for
	Principal	Recorded	Credit Losses
	Balance	Investment	Allocated
September 30, 2023
With no related allowance recorded
Commercial and industrial (1)	$—	$—	$—
Commercial real estate (2)	17,764	17,331	—
Commercial real estate construction	—	—	—
Residential real estate (3)	1,257	1,244	—
Home equity (4)	51	45	—
Consumer	97	97	—
Total	$19,169	$18,717	$—
With an allowance recorded:
Commercial and industrial (1)	$1,916	$1,538	$1,282
Commercial real estate (2)	5,497	5,459	311
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer (5)	—	—	—
Total	$7,413	$6,997	$1,593
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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	17,767	154	17,553	158
Commercial real estate construction	578	—	578	—
Residential real estate	714	1	1,283	6
Home equity	—	—	—	—
Consumer	98	1	—	—
Total	$19,157	$156	$19,414	$164
With an allowance recorded:
Commercial and industrial	$6,771	$78	$18,599	$52
Commercial real estate	303	—	2,259	30
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	108	1
Total	$7,074	$78	$20,966	$83
(1)	Cash basis interest income approximates interest income recognized.

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	18,007	465	17,549	476
Commercial real estate construction	578	—	578	—
Residential real estate	719	2	983	18
Home equity	—	—	—	—
Consumer	100	4	—	—
Total	$19,404	$471	$19,110	$494
With an allowance recorded:
Commercial and industrial	$7,011	$238	$9,264	$157
Commercial real estate	308	—	2,292	90
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	110	4
Total	$7,319	$238	$11,666	$251
(1)	Cash basis interest income approximates interest income recognized.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2023 and December 31, 2022:

			Loans Past Due Over 90 Days
	Non-accrual		Still Accruing
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial and industrial	$1,538	$1,003	$200	$1,850
Commercial real estate	4,130	3,882	895	—
Commercial real estate construction	—	—	1,513	—
Residential real estate	1,182	1,188	—	—
Home equity	45	51	—	—
Consumer	—	—	3	477
Total	$6,895	$6,124	$2,611	$2,327

As of September 30, 2023, the Company held $6.9 million in non-accrual balances and a related ACL for approximately $1.4 million. Within the non-accrual balances, $5.1 million of these loans had no ACL associated to them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months or nine months ended September 30, 2023.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following tables present the aging of the recorded investment in past-due loans as of September 30, 2023 and December 31, 2022 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
September 30, 2023
Commercial and industrial	$—	$389	$1,291	$1,680	$265,317
Commercial real estate	278	3,055	1,196	4,529	1,221,407
Commercial real estate construction	—	—	1,513	1,513	90,309
Residential real estate	—	15	1,167	1,182	81,983
Home equity	—	—	—	—	12,084
Consumer	2	—	3	5	27,720
Total	$280	$3,459	$5,170	$8,909	$1,698,820

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2022
Commercial and industrial	$1,497	$1,583	$2,854	$5,934	$252,967
Commercial real estate	563	—	952	1,515	1,096,539
Commercial real estate construction	—	—	—	—	109,570
Residential real estate	2	—	1,188	1,190	73,087
Home equity	—	—	—	—	12,329
Consumer	584	634	476	1,694	14,605
Total	$2,646	$2,217	$5,470	$10,333	$1,559,097

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

As of September 30, 2023 and December 31, 2022, loans in the process of foreclosure were $2,962 and $2,016 respectively, of which $1,167 and $578 were secured by residential real estate.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at September 30, 2023 and gross charge-offs for the nine months ended September 30, 2023:

								Revolving
							Revolving	Loans to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$40,026	62,445	54,155	47,945	26,500	33,783	—	—	$264,854
Special Mention	—	87	—	—	—	221	—	—	308
Substandard	—	385	—	150	446	854	—	—	1,835
Total Commercial and industrial	$40,026	62,917	54,155	48,095	26,946	34,858	—	—	$266,997
Current period gross charge-offs	22	—	—	360	—	28	—	—	410

Commercial real estate
Pass	$156,570	331,938	238,553	165,685	94,391	211,980	3,920	—	$1,203,037
Special Mention	—	—	435	—	—	6,904	—	—	7,339
Substandard	—	334	—	2,445	6,207	6,574	—	—	15,560
Total Commercial real estate	$156,570	332,272	238,988	168,130	100,598	225,458	3,920	—	$1,225,936
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$5,905	22,559	52,028	11,330	—	—	—	—	$91,822
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$5,905	22,559	52,028	11,330	—	—	—	—	$91,822
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$17,188	20,211	12,083	9,486	4,565	18,450	—	—	$81,983
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	589	593	—	—	1,182
Total Residential real estate	$17,188	20,211	12,083	9,486	5,154	19,043	—	—	$83,165
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$338	70	16	—	71	—	9,853	1,691	$12,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	45	45
Total Home Equity	$338	70	16	—	71	—	9,853	1,736	$12,084
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$20,259	10	—	1,906	29	64	5,360	—	$27,628
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	97	—	—	97
Total Consumer	$20,259	10	—	1,906	29	161	5,360	—	$27,725
Current period gross charge-offs	—	—	11	—	25	—	—	—	36

Total Loans	$240,286	438,039	357,270	238,947	132,798	279,520	19,133	1,736	$1,707,729

Gross charge-offs	$22	—	11	360	25	28	—	—	$446

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,854 and $16,891 at September 30, 2023 and December 31, 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$85,723	$—	$85,723	$—
Mortgage-backed securities	287,419	—	287,419	—
Corporate securities	19,536	—	19,536	—
Obligations of states and political subdivisions	86,030	—	86,030	—
Total securities available-for-sale	$478,708	$—	$478,708	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2023.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	93,750	$—	$93,750	$—
Mortgage-backed securities	316,915	—	316,915	—
Corporate securities	25,658	—	25,658	—
Obligations of states and political subdivisions	97,138	—	97,138	—
Total securities available-for-sale	$533,461	$—	$533,461	$—

There were no transfers between Level 1 and Level 2 during 2022.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30, 2023	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Individually Evaluated Loans - Commercial Real Estate	$200	$—	$—	$200

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans - Commercial Real Estate	$204	$—	$—	$204

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $100 and $112 at September 30, 2023 and December 31, 2022, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022:

	Fair Value			Range
September 30, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Individually Evaluated Loans - Commercial Real Estate	$200	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Commercial Real Estate	$204	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$158,708	$158,708	$158,708	$—	$—
Loans, net	1,681,954	1,598,599	—	—	1,598,599
Accrued interest receivable	6,332	6,332	—	2,686	3,646
Restricted investment in bank stocks	10,992	NA	—	—	—
Financial liabilities:
Deposits	2,105,031	2,103,675	1,923,672	180,003	—
FHLB advances, short term	146,000	145,663		145,663
FHLB advances, long term	10,000	9,641	—	9,641	—
Subordinated notes, net of issuance costs	19,502	23,560	—	23,560	—
Accrued interest payable	642	642	—	642	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$86,081	$86,081	$86,081	$—	$—
Loans, net	1,547,598	1,503,543	—	—	1,503,543
Accrued interest receivable	6,320	6,320	—	2,448	3,872
Restricted investment in bank stocks	9,562	NA	—	—	—
Financial liabilities:
Deposits	1,974,387	1,972,387	1,881,354	91,033	—
FHLB advances, short term	131,500	131,255	—	131,255	—
Subordinated notes, net of issuance costs	19,447	19,682	—	19,682	—
Accrued interest payable	267	267	—	267	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Non-interest bearing demand accounts	$726,627	$723,228
Interest-bearing demand accounts	339,444	284,747
Money market accounts	627,467	615,149
Savings accounts	229,916	258,230
Certificates of Deposit	181,577	93,033
Total deposits	$2,105,031	$1,974,387

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at September 30, 2023 and December 31, 2022 were $12.3 million and $17.0 million, respectively.

Uninsured deposits, net of fully collateralized municipal relationships, as of September 30, 2023 and December 31, 2022 totaled $788 million and $871 million, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of September 30, 2023, are as follows:

2023	$143,216
2024	27,960
2025	8,898
2026	1,503
$181,577

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $7.8 million and $15.6 million at September 30, 2023 and December 31, 2022, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	279	202	837	606
Expected return on plan assets	(411)	(496)	(1,233)	(1,489)
Amortization of transition cost	—	(7)	—	(21)
Amortization of net loss	70	—	210	—
Net periodic benefit cost/(income)	$(62)	$(301)	$(186)	$(904)

The Company has a time based restricted stock plan. For the three months ended September 30, 2023 and 2022, the Company’s recognized stock-based compensation costs were $9 and $33, respectively. For the nine months ended September 30, 2023 and 2022 the Company’s recognized stock-based compensation costs of $45 and $133, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three and nine months ended September 30, 2023 and 2022. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at September 30, 2023 was $13.

A summary of the Company’s restricted stock awards activity for the nine months ended September 30, 2023 is presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	11,677	$29.24
Granted	—	$
Vested	(7,569)	$29.50
Forfeited	(580)	$28.75
Non-vested at end of period	3,528	$28.75

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

The following table summarizes the activity of RSUs during the nine months ended September 30, 2023:

Restricted Stock Units
Non-vested RSUs at beginning of period	59,747
Granted	35,628
Vested	(16,562)
Forfeited	(4,967)
Non-vested RSUs at end of period	73,846

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,477)	$(7,099)	$117	$(66,459)
Other comprehensive income/(loss) before reclassification, net	(12,626)	395	(3)	(12,234)
Credit loss expense	—	—	—	—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(12,626)	395	(3)	(12,234)
Ending balance	$(72,103)	$(6,704)	$114	$(78,693)

	Nine Months Ended September 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	(16,586)	1,185	(9)	(15,410)
Credit loss expense	5,000	—	—	5,000
Less amounts reclassified from accumulated other comprehensive income	(87)	—	—	(87)
Net current period other comprehensive income/(loss)	(11,673)	1,185	(9)	(10,497)
Ending balance	$(72,103)	$(6,704)	$114	$(78,693)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended September 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(43,780)	$(2,110)	$129	$(45,761)
Other comprehensive income/(loss) before reclassification	(16,749)	206	(3)	(16,546)
Less amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current period other comprehensive income/(loss)	(16,749)	198	(3)	(16,554)
Ending balance	$(60,529)	$(1,912)	$126	$(62,315)

	Nine Months Ended September 30, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(59,457)	618	(9)	(58,848)
Less amounts reclassified from accumulated other comprehensive income	—	24		24
Net current period other comprehensive income/(loss)	(59,457)	594	(9)	(58,872)
Ending balance	$(60,529)	$(1,912)	$126	$(62,315)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

						Affected Line Item
		Amount Reclassified from Accumulated Other Comprehensive Income				in the Statement where
						Net Income is Presented
		Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components		2023	2022	2023	2022
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale		$—	$—	$107	$—	Investment security gains (losses)
Total before tax		—	—	107	—
Tax effect		—	—	20	—	Provision for income taxes
Net of tax		$—	$—	$87	$—

Amortization of defined benefit pension items
Transition asset		$—	$(7)	$—	$(21)	Other expense
Actuarial gains (losses)		—	—	—	—	Other expense
Total before tax		—	(7)	—	(21)
Tax effect		—	(1)	—	(3)	Provision for income taxes
Net of tax		$—	$(8)	$—	$(24)
	-
Total reclassifications for the period, net of tax		$—	$(8)	$87	$(24)

Also included in accumulated other comprehensive income (loss) as of September 30, 2023, is a credit loss expense which was recorded as provision for credit loss investments during the year.

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023	2022
Noninterest Income
Service charges on deposit accounts	$		$
Overdraft fees		106		93	$294	$239
Other		104		89	294	272
Trust income		1,266		1,176	3,707	3,569
Investment advisory income		1,333		1,085	3,819	3,385
Investment securities gains (losses)(a)		—		—	107	—
Earnings on bank owned life insurance(a)		243		240	725	709
Other(b)		168		250	730	741
Total Noninterest Income		$3,220		$2,933	$9,676	$8,915

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $245 and $231 for the three months ended September 30, 2023 and 2022, respectively, and $711 and $644 for the nine months ended September 30, 2023 and 2022, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $(77) and $19 for the three months ended September 30, 2023 and 2022, respectively, and $19 and $97 for the nine months ended September 30, 2023 and 2022 which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$22,501	$—	$22,501	$66,242	$—	$66,242
Noninterest income	621	2,599	3,220	2,150	7,526	9,676
Provision for credit loss - investments	—	—	—	(5,000)		(5,000)
Provision for credit loss	(837)	—	(837)	(2,406)	—	(2,406)
Noninterest expenses	(11,777)	(1,813)	(13,590)	(36,266)	(5,799)	(42,065)
Income tax expense	(2,090)	(166)	(2,256)	(4,730)	(363)	(5,093)
Net income	$8,418	$620	$9,038	$19,990	$1,364	$21,354
Total assets	$2,438,565	$8,706	$2,447,271	$2,438,565	$8,706	$2,447,271

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$21,415	$—	$21,415	$55,263	$—	$55,263
Noninterest income	672	2,261	2,933	1,961	6,954	8,915
Provision for loan loss	(2,084)	—	(2,084)	(8,517)	—	(8,517)
Noninterest expenses	(10,893)	(1,662)	(12,555)	(31,532)	(5,376)	(36,908)
Income tax expense	(1,730)	(126)	(1,856)	(3,129)	(331)	(3,460)
Net income	$7,380	$473	$7,853	$14,046	$1,247	$15,293
Total assets	$2,360,897	$7,473	$2,368,370	$2,360,897	7,473	$2,368,370

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at September 30, 2023 and at December 31, 2022 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at September 30, 2023 and December 31, 2022 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital to risk weighted assets	$255,225	13.93%	$146,582	8.00%	$180,937	9.875%	$183,227	10.00%
Tier 1 (Core) capital to risk weighted assets	232,298	12.68%	109,936	6.00%	144,292	7.875%	146,582	8.00%
Common Tier 1 (CET1) to risk weighted assets	232,298	12.68%	82,452	4.50%	116,807	6.375%	119,098	6.50%
Tier 1 (Core) Capital to average assets	232,298	9.26%	100,358	4.00%	N/A	N/A	125,447	5.00%
December 31, 2022
Total capital to risk weighted assets	$235,346	13.95%	$134,986	8.00%	$166,624	9.875%	$168,733	10.00%
Tier 1 (Core) capital to risk weighted assets	214,243	12.70%	101,240	6.00%	132,877	7.875%	134,986	8.00%
Common Tier 1 (CET1) to risk weighted assets	214,243	12.70%	75,930	4.50%	107,567	6.375%	109,677	6.50%
Tier 1 (Core) Capital to average assets	214,243	9.09%	94,250	4.00%	N/A	N/A	117,813	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at September 30, 2023 and December 31, 2022 and for the three months and nine months ended September 30, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.4 billion in assets under management at September 30, 2023. As of September 30, 2023, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.1 billion and $143.9 million, respectively.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			September 30, 2023
			vs.
	As of September 30,	As of December 31,	December 31, 2022
	2023	2022	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,447,271	2,287,334	159,937	7.0%
Cash and due from banks	158,708	86,081	72,627	84.4%
Loans, net	1,681,954	1,547,598	134,356	8.7%
Investment securities, available for sale	478,708	533,461	(54,753)	(10.3)%
Deposits	2,105,031	1,974,387	130,644	6.6%
FHLB advances, short term	146,000	131,500	14,500	11.0%
FHLB advances, long term	10,000	—	10,000	100.0%
Subordinated notes, net of issuance costs	19,502	19,447	55	0.3%
Stockholders’ Equity	143,918	138,138	5,780	4.2%

Assets. Our total assets were $2.5 billion at September 30, 2023, an increase of $159.9 million, or 7.0%, from $2.3 billion at December 31, 2022. The increase was primarily driven by an increase in net loans of $134.4 million, or 8.7%. The increase in assets also included an increase in cash and due from banks of $72.6 million, or 84.4%.

Cash and due from banks. Cash and due from banks increased $72.6 million, or 84.4%, to $158.7 million at September 30, 2023, from $86.1 million at December 31, 2022. The increase continues to be driven by a strategic focus to increase cash balances, even through borrowings in order to maintain greater on-hand cash levels during a period of industry liquidity concerns.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$266,770	15.62%	$257,184	16.39%
Commercial real estate	1,225,936	71.79%	1,098,054	69.97%
Commercial real estate construction	91,822	5.38%	109,570	6.98%
Residential real estate	83,165	4.87%	74,277	4.73%
Home equity	12,084	0.71%	12,329	0.79%
Consumer	27,725	1.62%	16,299	1.04%
PPP loans	227	0.01%	1,717	0.11%
Total loans	1,707,729	100.00%	1,569,430	100.00%
Allowance for credit losses	25,775		21,832
Total loans, net	$1,681,954		$1,547,598

Net loans increased $134.4 million, or 8.7%, to $1.7 billion at September 30, 2023 from $1.5 billion at December 31, 2022 primarily due to increases in commercial real estate, commercial and industrial, residential real estate, and consumer loan categories during the first nine months of 2023. Commercial real estate loans increased $127.9 million, or 11.6%, to $1.2 billion at September 30, 2023 from $1.1 billion at December 31, 2022. Commercial and industrial loans experienced an increase of $9.6 million, or 3.7%, reaching $266.8 million at September 30, 2023 from $257.2 million at December 31, 2022. Residential real estate loans grew $8.9 million, or 12.0%, to $83.2 million at September 30, 2023 from $74.3 million at December 31, 2022. Consumer loans increased $11.4 million, or 70.1%, to $27.7 million at September 30, 2023 from $16.3 million at December 31, 2022. The growth of these categories represents diversification within the portfolio while remaining focused on loan originations to new and existing customers during the first nine months of 2023 as well as our continued commitment to geographic expansion in our market area.

Non-performing Assets

Management reviews a loan for impairment or individual evaluation when it is non-performing or when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the allowance for credit losses is based on the fair value of the collateral for all collateral-dependent loans. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $9.5 million at September 30, 2023 as compared to $8.5 million at December 31, 2022. At September 30, 2023 and December 31, 2022, there were no PPP loans considered as non-performing.

	At September 30,	At December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$1,538	$1,003
Commercial real estate	4,130	3,882
Commercial real estate construction	—	—
Residential real estate	1,182	1,188
Home equity	45	51
Consumer	—	—
Total non-accrual loans	6,895	6,124
Accruing loans 90 days or more past due:
Commercial and industrial	200	1,850
Commercial real estate	895	—
Commercial real estate construction	1,513	—
Residential real estate	—	—
Home equity	—	—
Consumer	3	477
Total accruing loans 90 days or more past due	2,611	2,327
Total non-performing loans	9,506	8,451
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$9,506	$8,451
Ratios:
Total non-performing loans to total loans	0.56%	0.54%
Total non-performing loans to total assets	0.39%	0.37%
Total non-performing assets to total assets	0.39%	0.37%

Non-performing loans at September 30, 2023 totaled $9.5 million and consisted primarily of $5.0 million of commercial real estate loans, $1.7 million of commercial and industrial loans, $1.5 million of commercial real estate construction loans, and $1.2 million of residential real estate loans. The increase in non-performing loans was primarily the result of payment timing and delays at the end of the third quarter. We had no other real estate owned at September 30, 2023 and December 31, 2022, respectively.

Non-performing assets increased $1.1 million, or 12.5%, to $9.5 million, or 0.39% of total assets, at September 30, 2023 from $8.5 million, or 0.37% of total assets, at December 31, 2022. The increase in non-performing assets at September 30, 2023, compared to December 31, 2022 was primarily driven by an increase of $1.5 million related to accruing commercial real estate construction loans as well as an increase of $1.1 million in non-performing commercial real estate loans.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months and nine months ended September 30, 2023.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At September 30,	At December 31,
	2023	2022

	(Dollars in thousands)
Classification of Assets:
Substandard	$18,719	$18,433
Doubtful	—	—
Loss	—	—
Total Classified Assets	$18,719	$18,433
Special Mention	$7,647	$7,974

On the basis of management’s review of our assets, we have classified $18.7 million of our assets at September 30, 2023 as substandard compared to $18.4 million at December 31, 2022, due to certain loan provisions recorded during the current nine month period. There were no doubtful assets as of September 30, 2023 and December 31, 2022, respectively. We designated $7.7 million of our assets at September 30, 2023 as special mention compared to $8.0 million designated as special mention at December 31, 2022, as a result of certain loan migration out of the special mention category during the period.

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

The allowance for credit losses increased by $3.9 million, or 18.1%, to $25.7 million, or 1.51% of total loans at September 30, 2023, from $21.8 million, or 1.39% of total loans at December 31, 2022. The increase in the allowance was primarily due to increased provision resulting from the growth in our commercial real estate loan portfolio during the nine months ended September 30, 2023 as well as the cumulative effect of the CECL adjustment recorded during the period combined with certain specific reserves recorded during the period.

	At or for the Nine Months Ended
	September 30,
	2023	2022

	(Dollars in thousands)
Balance at beginning of year	$21,832	$17,661
Adoption of ASC 326	1,428	—
Charge-offs:
Commercial and industrial	410	2,894
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	51
Home equity	—	—
Consumer	36	449
PPP loans	—	—
Total charge-offs	446	3,394
Recoveries:
Commercial and industrial	71	37
Commercial real estate	173	26
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	163	41
Total recoveries	407	104
Net charge-offs (recoveries)	39	3,290
Provision for credit losses	2,554	8,517
Balance at end of period	$25,775	$22,888
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.02%
Allowance for credit losses to non-performing loans at end of period	271.14%	224.57%
Allowance for credit losses to total loans at end of period	1.51%	1.48%
Allowance for credit losses to total loans (excluding PPP Loans) at end of period	1.51%	1.48%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30, 2023		At December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$98,539	$85,723	$104,734	$93,750
Mortgage-backed securities	344,598	287,419	364,690	316,915
Corporate securities	23,534	19,536	28,559	25,658
Obligations of states and political subdivisions	103,307	86,030	111,971	97,138
Total	$569,978	$478,708	$609,954	$533,461

Available for sale securities decreased $54.8 million, or 10.3%, to $478.7 million at September 30, 2023 from $533.5 million at December 31, 2022, due primarily to the sale of certain investments during a period of limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the current nine month period. During the first quarter of 2023, the Company recorded a credit loss associated with a corporate bond issued by Signature Bank resulting in a provision for credit losses totaling $5.0 million during the nine months ended September 30, 2023. This loss was the direct result of the failure of that bank during the first quarter of 2023. The investment was written-off during the second quarter of 2023.

We did not have held-to-maturity securities at September 30, 2023 and December 31, 2022.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At September 30, 2023			At December 31, 2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$726,627	34.52%	—	$723,228	36.63%	—
Interest bearing demand deposits	339,444	16.13%	0.39%	284,747	14.42%	0.31%
Money market deposits	627,467	29.81%	1.71%	615,149	31.16%	0.97%
Savings deposits	229,916	10.92%	1.06%	258,230	13.08%	0.72%
Certificates of deposit	181,577	8.63%	4.28%	93,033	4.71%	1.74%
Total	$2,105,031	100.00%	1.06%	$1,974,387	100.00%	0.52%

Total deposits increased $130.6 million, or 6.6%, to $2.1 billion at September 30, 2023 from December 31, 2022. Certificates of deposit increased by $88.5 million, or 95.2%, mainly from increased brokered deposits during the nine month period ended September 30, 2023 which represented a continued strategic focus on maintaining increased liquidity during the first nine months of 2023 as a result of the liquidity volatility within the industry. Interest bearing demand deposits experienced a $54.7 million, or 19.2%, increase. Non-interest-bearing demand deposits increased $3.4 million, and money market deposits increased $12.3 million, while savings deposits decreased by $28.3 million during the first nine months of 2023 primarily related to our continued strategic focus on business account activity as well as the impact of liquidity pressure within the banking industry. At September 30, 2023, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 91.4% of our total deposits. We held approximately $131.4 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at September 30, 2023 as compared to $30.0 at December 31, 2022. This increase was driven by a strategic focus to increase liquidity during the current period. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $11.0 million and $85.0 million, respectively, at September 30, 2023 and the CDARS and ICS networks totaled $12.5 million and $40.9 million, respectively, at December 31, 2022. Uninsured deposits, net of fully collateralized municipal relationships, remain stable and represent approximately 38% of total deposits at September 30, 2023 as compared to 43% of total deposits at December 31, 2022.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $156.0 million at September 30, 2023 and $131.5 million at December 31, 2022. We have the capacity to borrow an additional $367.8 million from the Federal Home Loan Bank of New York as of September 30, 2023.

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

Stockholders’ Equity

Stockholders’ equity experienced an increase of approximately $5.8 million, to $143.9 million, at September 30, 2023 from $138.1 million at December 31, 2022. The increase was due mainly to an increase of $15.9 million in retained earnings, partially offset by a $10.5 million increase in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a direct result of higher market interest rates. The Bank recognized an increase in retained earnings of approximately $15.9 million associated with net income during the first nine months of 2023, net of dividends paid. During the nine months ended September 30, 2023, the Company’s stockholders’ equity also included the effect of a cumulative adjustment of approximately $1.6 million, net of taxes, associated with the initial adjustment related to CECL implementation.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month and nine month periods ended September 30, 2023 and 2022. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $1.2 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively. Net deferred loan fees totaled $2.4 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,697,745	$24,677	5.77%	$1,498,425	$18,041	4.78%
PPP loans	996	5	1.99%	2,578	72	11.08%
Investment securities available for sale	495,803	3,466	2.77%	562,655	3,418	2.41%
Cash and due from banks and other	154,335	1,703	4.38%	230,077	1,259	2.17%
Restricted stock	10,299	248	9.55%	3,252	51	6.22%
Total interest-earning assets	2,359,178	30,099	5.06%	2,296,987	22,841	3.95%
Noninterest-earning assets	96,894			90,084
Total assets	$2,456,072			$2,387,071
Interest-bearing liabilities:
Interest-bearing demand deposits	$334,658	$332	0.39%	$352,950	$126	0.14%
Money market deposits	632,300	2,551	1.60%	738,502	811	0.44%
Savings deposits	242,627	623	1.02%	234,273	162	0.27%
Certificates of deposit	176,369	1,954	4.40%	71,859	55	0.30%
Total interest-bearing deposits	1,385,954	5,460	1.56%	1,397,584	1,154	0.33%
FHLB Advances and other borrowings	140,560	1,907	5.38%	—	-	—%
Note payable	-	-	—%	3,000	42	5.55%
Subordinated notes	19,490	231	4.70%	19,420	230	4.70%
Total interest-bearing liabilities	1,546,004	7,598	1.95%	1,420,004	1,426	0.40%
Noninterest-bearing demand deposits	736,313			795,797
Other noninterest-bearing liabilities	23,279			19,570
Total liabilities	2,305,596			2,235,371
Total stockholders’ equity	150,476			151,700
Total liabilities and stockholders’ equity	$2,456,072			$2,387,071
Net interest income		$22,501			$21,415
Net interest rate spread(2)			3.11%			3.55%
Net interest-earning assets(3)	$813,174			$876,983
Net interest margin(4)			3.78%			3.70%
Average interest-earning assets to interest-bearing liabilities			152.6%			161.8%

	For the Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,668,967	$70,374	5.64%	$1,383,180	$47,405	4.58%
PPP loans	1,440	24	2.23%	11,822	914	10.34%
Investment securities available for sale	514,011	10,575	2.75%	518,943	8,263	2.13%
Cash and due from banks and other	139,539	4,514	4.33%	310,511	1,886	0.81%
Restricted stock	11,268	716	8.50%	2,912	127	5.83%
Total interest-earning assets	2,335,225	86,203	4.94%	2,227,368	58,595	3.52%
Noninterest-earning assets	95,597			89,377
Total assets	$2,430,822			$2,316,745
Interest-bearing liabilities:
Interest-bearing demand deposits	$336,801	$875	0.35%	$358,820	$309	0.12%
Money market deposits	623,039	6,471	1.39%	698,128	1,691	0.32%
Savings deposits	251,588	1,735	0.92%	225,111	320	0.19%
Certificates of deposit	147,750	3,893	3.52%	75,396	194	0.34%
Total interest-bearing deposits	1,359,178	12,974	1.28%	1,357,455	2,514	0.25%
FHLB Advances and other borrowings	164,434	6,295	5.12%	1	—	0.27%
Note payable	-	-	—%	3,000	126	5.62%
Subordinated notes	19,472	692	4.75%	19,401	692	4.77%
Total interest-bearing liabilities	1,543,084	19,961	1.73%	1,379,857	3,332	0.32%
Noninterest-bearing demand deposits	717,067			753,907
Other noninterest-bearing liabilities	22,988			20,317
Total liabilities	2,283,139			2,154,081
Total stockholders’ equity	147,683			162,664
Total liabilities and stockholders’ equity	$2,430,822			$2,316,745
Net interest income		$66,242			$55,263
Net interest rate spread(2)			3.21%			3.19%
Net interest-earning assets(3)	$792,141			$847,511
Net interest margin(4)			3.79%			3.32%
Average interest-earning assets to interest-bearing liabilities			151.3%			161.4%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,898	$3,738	$6,636	$12,155	$10,814	$22,969
PPP loans	(7)	(60)	(67)	(178)	(712)	(890)
Investment securities available for sale	(468)	516	48	(101)	2,413	2,312
Cash and due from banks	(836)	1,280	444	(5,531)	8,159	2,628
Other	170	27	197	531	58	589
Total interest-earning assets	1,757	5,501	7,258	6,876	20,732	27,608
Interest-bearing liabilities:
Interest-bearing demand deposits	(18)	224	206	(57)	623	566
Money market deposits	(428)	2,168	1,740	(728)	5,508	4,780
Savings deposits	22	439	461	183	1,232	1,415
Certificates of deposit	1,158	741	1,899	1,912	1,787	3,699
Total interest-bearing deposits	734	3,572	4,306	1,310	9,150	10,460

Federal Home Loan Bank advances	1,907	—	1,907	6,295	—	6,295
Note payable	—	(42)	(42)	(127)	(126)	(126)
Subordinated notes	—	1	1	—	—	—
Total interest-bearing liabilities	2,641	3,531	6,172	7,478	9,024	16,629
Change in net interest income	$(884)	$1,970	$1,086	$(602)	$11,708	$10,979

Results of Operations for the Three Months and Nine Months Ended September 30, 2023 and 2022

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount ($)	Percentage %	2023	2022	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$30,099	$22,841	$7,258	31.8%	$86,203	$58,595	$27,608	47.1%
Interest expense	7,598	1,426	6,172	432.8%	19,961	3,332	16,629	499.1%
Net interest income	22,501	21,415	1,086	5.1%	66,242	55,263	10,979	19.9%
Provision for credit losses - investments	—	—	—	—%	5,000	—	5,000	100.0%
Provision for credit losses	837	2,084	(1,247)	(59.8)%	2,406	8,517	(6,111)	(71.8)%
Noninterest income	3,220	2,933	287	9.8%	9,676	8,915	761	8.5%
Noninterest expense	13,590	12,555	1,035	8.2%	42,065	36,908	5,157	14.0%
Provision for income taxes	2,256	1,856	400	21.6%	5,093	3,460	1,633	47.2%
Net income	9,038	7,853	1,185	15.1%	21,354	15,293	6,061	39.6%

General. Net income increased $1.2 million, or 15.1%, to $9.0 million for the three months ended September 30, 2023 from $7.9 million for the three months ended September 30, 2022. The increase was driven by an increase of $1.1 million in net interest income as well as a decrease in the provision for credit losses of $1.3 million during the current quarter as compared to the same quarter in 2022. The decrease in the provision for credit losses during the three months ended September 30, 2023 as compared to the same period in 2022 was mainly associated with the recognition of provision related to certain syndicated loan relationships in 2022 which were deemed impaired at that time. Net income for the nine months ended September 30, 2023 was $21.4 million, as compared to

$15.3 million for the same period in 2022. The overall increase was driven primarily by increased net interest income of $11.0 million during the nine month period ended September 30, 2023 as compared to the same prior year period.

Interest Income. Interest income increased $7.3 million, or 31.8%, to $30.1 million for the three months ended September 30, 2023 from $22.8 million for the three months ended September 30, 2022. This increase was primarily the result of an increase in the average balance of interest-earning assets, which increased by $62.2 million, or 2.7%, to $2.4 billion for the three months ended September 30, 2023 from $2.3 billion for the three months ended September 30, 2022. Additionally, the average yield of interest-earning assets increased by 111 basis points from 3.95% for the three months ended September 30, 2022 to 5.06% for the three months ended September 30, 2023 as a result of the continued rising interest rate environment.

Interest income increased $27.6 million, or 47.1%, for the nine months ended September 30, 2023 reaching $86.2 million from $58.6 million for the nine months ended September 30, 2022. This increase was driven by a $107.9 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $285.8 million, or 20.7%, between the nine months ended September 30, 2023 and September 30, 2022. In addition, the average yield of interest-earning assets increased by 142 basis points from 3.52% for the nine months ended September 30, 2022 to 4.94% for the nine months ended September 30, 2023 as a result of the continued rising interest rate environment.

Interest income on loans increased by $6.6 million, or 36.3%, to $24.7 million during the three months ended September 30, 2023 from $18.1 million during the three months ended September 30, 2022. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans). The average balance of these loans increased by $199.3 million, or 13.3%, to $1.7 billion for the three months ended September 30, 2023 compared to $1.5 billion for the three months ended September 30, 2022. The average yield on loans, excluding PPP loans, increased by 99 basis points to 5.77% for the three months ended September 30, 2023 from 4.78% for the three months ended September 30, 2022. The increase in the average balance of loans was due to our continued success in growing our commercial real estate, commercial real estate construction, and commercial and industrial loans. The increase in the average yield on loans was the direct result of loans that closed during the first nine months of 2023 that included the impact of the FRB's increase to its benchmark rate during 2022 and the first nine months of 2023.

For the nine months ended September 30, 2023, interest income on loans increased by $23.0 million, or 48.5%, reaching $70.4 million as compared to $47.4 million for the nine months ended September 30, 2022. The increase in interest income on loans represents the continued impact of growth in average loan balances (net of PPP loans) from $1.4 billion for the nine months ended September 30, 2022 to $1.7 billion for the nine months ended September 30, 2023. The increase in average loans outstanding was the result of continued growth within the commercial real estate, commercial real estate construction, and commercial and industrial loan categories. This increase in production was also coupled with an increase in average yield on loans, excluding PPP loans, for the nine month periods from 4.58% in 2022 to 5.64% in 2023. The increase in the average yield on loans was driven by the level of interest rate increases during 2022 and the first nine months of 2023 and the impact on the portfolio during the period.

Interest income on securities increased by $48 thousand, or 1.4%, to $3.5 million during the three months ended September 30, 2023 from $3.4 million during the three months ended September 30, 2022. The increase in interest income on securities was driven primarily by an increase in the average yield on securities during the current period. The average yield on investment securities increased by 36 basis points overall from 2.41% for the three months ended September 30, 2022 to 2.77% for the three months ended September 30, 2023. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities during 2022. The average balance of securities decreased by $66.9 million, or 11.9%, to $495.8 million for the three months ended September 30, 2023 compared to $562.7 million for the three months ended September 30, 2022. The decrease in the average balance was the combined effect certain maturities had during the quarter as well as a result of the Signature Bank subordinated debt write-off earlier in the year.

For the nine months ended September 30, 2023, interest income on securities increased by $2.3 million, or 28.0%, to $10.6 million during the period from $8.3 million during the nine months ended September 30, 2022. The increase in interest income on securities was primarily the result of an increase in the average yield on securities during the current period. The average yield on investment securities increased by 62 basis points overall from 2.13% for the nine months ended September 30, 2022 to 2.75% for the nine months ended September 30, 2023. The increase in the average yield on securities resulted primarily from the deployment of excess cash into higher-yielding securities as a result of increasing market rates during 2022 and 2023.The average balance of securities decreased by $4.9 million, or 1.0%, to $514.0 million for the nine months ended September 30, 2023 compared to $518.9 million for the nine months ended September 30, 2022. The decrease in the average balance of securities was primarily due to the combined effect of certain maturities during the period as well as a result of the Signature Bank subordinated debt write-off earlier in 2023.

Interest Expense. Interest expense increased $6.2 million, or 432.8%, to $7.6 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022. The increased interest expense was primarily the result of the increasing interest rate environment and the impact on deposit costs during the quarter. The average rate paid on interest-bearing deposits increased 123 basis points to 1.56% during the three months ended September 30, 2023 as compared to 0.33% for the three month period ended September 30, 2022. The average balance of interest-bearing deposits decreased by $11.6 million, or 0.1%, to $1.4 billion for the three months ended September 30, 2023 as compared to the average balance for the three months ended September 30, 2022.

Interest expense increased $16.6 million, or 499.1%, to $20.0 million for the nine months ended September 30, 2023 from $3.3 million for the nine months ended September 30, 2022. The increase in interest expense reflects the increasing interest rate environment and the effect on deposits during the current period. The average rate paid on interest-bearing deposits increased 103 basis points to 1.28% during the nine months ended September 30, 2023 as compared to 0.25% for the nine month period ended September 30, 2022. The average balance of interest-bearing deposits increased by $1.7 million, or 0.13%, to $1.4 billion for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Interest expense on interest-bearing deposits increased by $4.3 million to $5.5 million for the three months ended September 30, 2023 from $1.2 million for the three months ended September 30, 2022. The increase in interest expense on interest-bearing deposits was due mainly to an increase in the average cost of deposits. The average cost of interest-bearing deposits increased 123 basis points to 1.56% during the three months ended September 30, 2023 as compared to 0.33% for the three months ended September 30, 2022. The average cost of interest-bearing deposits increased due to the impact of the rising interest rate environment on deposit accounts.

During the nine months ended September 30, 2023, interest expense on interest-bearing deposits increased by $10.5 million, or 416.1%, to $13.0 million during the nine months ended September 30, 2023 from $2.5 million during the nine months ended September 30, 2022. The increase in interest expense on interest-bearing deposits for the current nine month period represents the primary impact of the increasing interest rate environment on the average cost of deposits, including competition in the market place. The average cost of interest-bearing deposits increased 103 basis points to 1.28% for the nine months ended September 30, 2023 as compared to 0.25% for the nine months ended September 30, 2022.

We also expensed a relatively level amount of approximately $231 thousand in interest expense for the three months ended September 30, 2023 and 2022 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. These flat interest costs represent the debt service required as part of the 2020 subordinated notes. For the nine months ended September 30, 2023, we expensed $692 thousand in interest expense as compared to the same amount recorded for the nine months ended September 30, 2022. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

Additionally, the third quarter 2023 included FHLB average borrowings of $140.6 million compared to virtually no borrowings in the same quarter of 2022. The interest expense related to the 2023 borrowings reached approximately $1.9 million in cost and reflected an average rate of 5.38%. For the nine months ended September 30, 2023, FHLB average borrowings of $164.4 million compared to almost no borrowings for the same period in 2022. The interest expense related to FHLB borrowing for the first nine months of 2023 reached approximately $6.4 million as compared to none for the first nine months of 2022. These increased borrowings represent the continued strategic focus to increase cash balances in response to the liquidity pressure experienced by the banking industry during the first quarter of 2023.

Net Interest Income. Net interest income increased $1.1 million, or 5.1%, to $22.5 million for the three months ended September 30, 2023 from $21.4 million for the three months ended September 30, 2022 due to an increase in net interest margin for the current period. Average total interest-earning assets increased by $62.2 million to $2.4 billion for the three months ended September 30, 2023 from $2.3 billion for the three months ended September 30, 2022. Net interest rate spread decreased by 44 basis points to 3.11% for the three months ended September 30, 2023 from 3.55% for the three months ended September 30, 2022, reflecting a 111 basis points increase in the average yield on interest-earning assets and a 123 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin increased eight basis points to 3.78% for the three months ended September 30, 2023 from 3.70%

for the three months ended September 30, 2022 due to the increases in overall interest rates as well as incremental growth related to deployment of funds into higher yielding loans and investments.

For the nine months ended September 30, 2023, net interest income increased $11.0 million, or 19.9%, to $66.2 million from $55.3 million for the nine months ended September 30, 2022 due mainly to an increase in net interest margin for the current period. Average total interest-earning assets increased by $107.9 million to $2.3 billion for the nine months ended September 30, 2023 from $2.2 billion for the nine months ended September 30, 2022. Net interest rate spread increased by two basis points to 3.21% for the nine months ended September 30, 2023 from 3.19% for the nine months ended September 30, 2022. The net interest margin increased 47 basis points to 3.79% for the nine months ended September 30, 2023 from 3.32% for the nine months ended September 30, 2022. This increase in net interest income for the nine months ended September 30, 2023 was mainly created by an increase in average loans during the period at higher yields of 106 basis points as compared to the same period in 2022.

Provision for Credit Losses. The Company recognized a provision for credit losses of $837 thousand for the three months ended September 30, 2023, compared to $2.1 million for the three months ended September 30, 2022. The decreased provision for the three months ended September 30, 2023 as compared to the same period in 2022 reflected the recognition of impairments of two relationships within the syndicated loan portfolio during 2022. Syndicated loans represent approximately 2.9% of total loans at September 30, 2023. For the nine months ended September 30, 2023, the provision for credit losses totaled $7.4 million as compared to $8.5 million for the nine months ended September 30, 2022. The provision for the nine months ended September 30, 2023 also reflected the recognition of credit losses associated with the write off of the Signature Bank subordinated debt in the amount of $5.0 million as well as the additional provision related to the growth of the Company’s loan portfolio. The allowance for credit losses to total loans was 1.51% as of September 30, 2023, an increase of 12 basis points, or 8.6%, versus 1.39% as of December 31, 2022.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$210	$182	$28	15.4%	$588	$511	$77	15.1%
Trust income	1,266	1,176	90	7.7%	3,707	3,569	138	3.9%
Investment advisory income	1,333	1,085	248	22.9%	3,819	3,385	434	12.8%
Investment securities gains	—	—	—	—%	107	—	107	—%
Earnings on bank owned life insurance	243	240	3	1.3%	725	709	16	2.3%
Other	168	250	(82)	(32.8)%	730	741	(11)	(1.5)%
Total noninterest income	$3,220	$2,933	$287	9.8%	$9,676	$8,915	$761	8.5%

Noninterest income increased by $287 thousand, or 9.8%, reaching $3.2 million for the three months ended September 30, 2023 as compared to $2.9 million for the three months ended September 30, 2022. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 13.5% increase quarter-over-quarter, to $2.6 million for the third quarter of 2023 as compared to $2.3 million for the third quarter of 2022 as a result of growth in asset values during the current period. During the same period, assets-under-management for the Trust and Asset Management group increased to $1.4 billion at September 30, 2023 from $1.2 billion at September 30, 2022.

For the nine months ended September 30, 2023, noninterest income increased by $761 thousand, or 8.5%, to $9.7 million as compared to $8.9 million for the nine months ended September 30, 2022. Our Wealth Management division revenues increased and represented an 8.2% increase reaching $7.5 million for the nine month period ended September 30, 2023 from $7.0 million for the nine month period ended September 30, 2022.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries	$6,135	$5,863	$272	4.6%	$18,606	$16,631	$1,975	11.9%
Employee benefits	1,752	1,483	269	18.1%	5,359	4,258	1,101	25.9%
Occupancy expense	1,180	1,063	117	11.0%	3,614	3,391	223	6.6%
Professional fees	799	766	33	4.3%	3,512	2,885	627	21.7%
Directors’ fees and expenses	295	249	46	18.5%	682	754	(72)	(9.5)%
Computer software expense	1,233	1,276	(43)	(3.4)%	3,714	3,629	85	2.3%
FDIC assessment	463	384	79	20.6%	1,023	1,006	17	1.7%
Advertising expenses	364	372	(8)	(2.2)%	1,074	1,127	(53)	(4.7)%
Advisor expenses related to trust income	30	28	2	7.1%	89	186	(97)	(52.2)%
Telephone expenses	184	192	(8)	(4.2)%	534	505	29	5.7%
Intangible amortization	71	71	—	—	214	214	—	—
Other	1,084	808	276	34.2%	3,644	2,322	1,322	56.9%
Total noninterest expense	$13,590	$12,555	$1,035	8.2%	$42,065	$36,908	$5,157	14.0%

Non-interest expense was $13.6 million for the third quarter of 2023, reflecting an increase of approximately $1.0 million, or 8.2%, as compared to $12.6 million for the same period in 2022. The increase in non-interest expense for the current three-month period was due to continued investment in overall Company growth, including increases in salaries and benefit costs, occupancy costs, information technology, and deposit insurance. Our efficiency ratio was 52.8% for the three months ended September 30, 2023, from 51.6% for the same period in 2022.

Non-interest expense was $42.1 million for the first nine months of 2023, reflecting an increase of approximately $5.2 million, or 14.0%, as compared to $36.9 million for the same period in 2022. The increase in non-interest expense for the current nine month period was also due to continued investment in overall Company growth, including increases in salaries and benefit costs, occupancy costs, and information technology. For the nine months ended September 30, 2023, our efficiency ratio was 55.4% as compared to 57.5% for the same period in 2022.

Provision for Income Tax. Our provision for income taxes for the three months ended September 30, 2023 was approximately $2.3 million, compared to approximately $1.9 million for the same period in 2022. The increase for the current period was due to an increase in income before income taxes during the quarter. Our effective tax rate for the three-month period ended September 30, 2023 was 20.0%, as compared to 19.1% for the same period in 2022. For the nine months ended September 30, 2023, our provision for income taxes was $5.1 million, as compared to $3.5 million for the nine months ended September 30, 2022. The increase for the current period was also due to the increase in income before income taxes during the current nine month period. Our effective tax rate for the nine-month period ended September 30, 2023 was 19.3%, as compared to 18.5% for the same period in 2022. The increase in the effective tax rates on the 2023 third quarter and nine month period was due to the increase in proportion of pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2023 as compared to 2022.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended September 30,
	2023			2022
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$22,501	$—	$22,501	$21,415	$—	$21,415
Noninterest income	621	2,599	3,220	672	2,261	2,933
Provision for credit loss	(837)	—	(837)	(2,084)	—	(2,084)
Noninterest expenses	(11,777)	(1,813)	(13,590)	(10,893)	(1,662)	(12,555)
Income tax expense	(2,090)	(166)	(2,256)	(1,730)	(126)	(1,856)
Net income	$8,418	$620	$9,038	$7,380	$473	$7,853

	At or for the Nine Months Ended September 30,
	2023			2022
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$66,242	$—	$66,242	$55,263	$—	$55,263
Noninterest income	2,150	7,526	9,676	1,961	6,954	8,915
Provision for credit loss - investments	(5,000)	—	(5,000)	—	—	—
Provision for credit loss	(2,406)	—	(2,406)	(8,517)	—	(8,517)
Noninterest expenses	(36,266)	(5,799)	(42,065)	(31,532)	(5,376)	(36,908)
Income tax expense	(4,730)	(363)	(5,093)	(3,129)	(331)	(3,460)
Net income	$19,990	$1,364	$21,354	$14,046	$1,247	$15,293
Assets under management and/or administration (AUM) (market value)	$—	$1,437,036	$1,437,036	$—	$1,157,837	$1,157,837
Total assets	$2,438,565	$8,706	$2,447,271	$2,360,897	$7,473	$2,368,370

The market value of assets under management and/or administration at September 30, 2023 and 2022 was $1.4 billion and $1.2 billion, respectively. This includes assets held at both Orange Bank & Trust Company and HVIA at September 30, 2023 and September 30, 2022.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $150 thousand, or 9.0%, to $1.8 million for the three months ended September 30, 2023 compared to $1.7 million for the three months ended September 30, 2022. The increase in expenses was primarily due to continued growth of the business unit and investment in technology during the period. For the nine months ended September 30, 2023, our expenses related to our wealth management business segment increased $422 thousand or 7.9%, to $5.8 million for the nine months ended September 30, 2023 compared to $5.4 million for the nine months ended September 30, 2022. The increase in expenses was primarily attributable to the growth of the business unit and its related operations.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2023 and December 31, 2022, cash and due from banks totaled $158.7 million and $86.1 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $478.7 million at September 30, 2023 and $533.5 million at December 31, 2022.

Certificates of deposit due within one year of September 30, 2023 totaled $170.8 million, or 94.1% of total certificates of deposit. At September 30, 2023, total certificates of deposit were $181.6 million, or 8.6% of total deposits. The largest concentration of certificate of deposits represented brokered deposits in the amount of approximately $142.3 million and were increased strategically due to the liquidity pressures within the banking industry during the first quarter of 2023. Certificates of deposit due within one year of December 31, 2022 totaled $80.7 million, or 86.8% of total certificates of deposit. At December 31, 2022, total certificates of deposit were $93.0 million, or 4.7% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2023, we had a total of $96.0 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York (“FRB”) as well as other correspondent banks. At September 30, 2023, we had a total capacity of $608.8 million at the Federal Home Loan Bank of New York, of which $85.0 million was used to collateralize municipal deposits, and $156.0 million was utilized for advances, overnight and long-term. At September 30, 2023, we also had a $2.5 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at September 30, 2023 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at September 30, 2023. There were no outstanding borrowings with ACBB at September 30, 2023. Additional funding was available to the Bank through the Bank Term Funding Program (“BTFP”). We currently have $104.2 million of collateral pledged to the FRB under the BTFP and available for borrowing. As of September 30, 2023, we had no outstanding borrowings with the FRB.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $28.5 million and $23.2 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $106.7 million and $418.7 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $150.8 million and $269.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At September 30, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at September 30, 2023 and December 31, 2022.

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

At September 30, 2023, we had $456.0 million in loan commitments outstanding. We also had $17.3 million in standby letters of credit at September 30, 2023.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2023 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. Effective January 1, 2023, the Company adopted the CECL accounting guidance under ASU 2016-13 and ASC 326. The Company designed new controls and modified existing controls as part of this adoption to ensure compliance with the revised accounting and disclosure requirements. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Date: November 14, 2023

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)