Form 10-K
period 2023-12-31
Orange County Bancorp, Inc. /DE/
filed 2024-03-29
CIK 1754226

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $37.00 as of June 30, 2023 was $186.2 million.

As of March 20, 2024 there were 5,657,458 shares outstanding of the registrant’s common stock

Documents Incorporated by Reference

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

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

•our ability to retain our existing customers;

•	our ability to prevent or mitigate fraudulent activity;

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

By combining the high-level personal service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts. These activities, together with our 15 branch offices and one loan production office, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2023, the Company’s assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.0 billion and $165.4 million, respectively. Orange Bank & Trust Company’s trust department and HVIA had a combined $1.6 billion in assets under management at December 31, 2023.

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

The Company continues to enjoy particularly strong growth in its newer markets of Rockland and Westchester Counties, which offer significant growth potential as a function of market size and demographics, while Orange County continues to represent approximately 43% of the Bank’s deposits as of December 31, 2023.

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

Our Market Area

We define our operating area broadly as the Lower Hudson Valley, which includes diverse and economically distinct markets. Our active banking operations are located mainly in Orange, Westchester, Rockland and Bronx Counties in New York, which we refer to as our geographic footprint. We operate 15 full-service branches and one loan production office throughout our network. While most of our business takes place in these markets, we have grown relationships with several commercial clients operating outside our regional footprint.

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

Our operating markets have demographic, economic and competitive dynamics that we believe are favorable to continued execution of our strategic plan:

Orange County. Orange County, located 60 miles from New York City, is an attractive and stable market. Our over 130-year-operating history in the region provides us a strong foundation for growth and low- cost deposit funding. Economic activity in the region stems from local business activity and increasing support services to the New York metropolitan area. With a population estimated as of July 1, 2023 at 407,370 and a median household income of $91,806 as of the same date, the local economy is distinct and remains somewhat insulated from economic activity in New York City and Westchester County, and includes a growing number of service, warehousing, and logistical businesses. Recent developments in the region include significant population growth during the COVID-19 pandemic as professionals relocated away from urban markets.

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

Westchester and Rockland Counties are large, wealthy markets with median household incomes of $114,651 and $106,173, respectively and a combined population of approximately 1,331,624, all estimated as of July 1, 2023. An unbalanced market of bigger banks, with few smaller banks, continues to provide an attractive competitive landscape that has strengthened our reputation as a leading local bank for small businesses within this market area. We believe our market share relative to our size also provides the opportunity for long-term growth.

Bronx County. The Bronx market is densely populated with 1,356,476 residents estimated as of July 1, 2023 and has maintained a diversified economy typical of most urban population centers. The majority of employment provided is by services, wholesale/retail trade and finance/ insurance/real estate with services accounting for the largest employment sector in the county. With a median household income of $47,036 estimated as of July 1, 2023, the Bronx remains home to a significant number of health care & social assistance businesses and non-profit organizations. A persistent need for housing in the region generates constant growth through demand for construction lending and refinancing activity.

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

Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our beginning in 1892, our founders understood the Bank’s success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive the Company today, as we serve customers in Orange, Rockland, and Westchester Counties and the Bronx through a network of 15 branches, one loan production office and approximately 200 employees. Our core competencies include familiarity with our clients and providing the highest quality services and solutions, enabling us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.

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

Continue to Grow our Core Deposit Franchise. The strength of our deposit franchise is derived from our long-standing relationships with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for the growth of our loan portfolio. Core deposits (deposits excluding time deposits) comprise 89.1% of our total funding, with a low cost of 1.26% at and for the year ended December 31, 2023. A key element of our strategy to enhance funding sources is our cash management services, which has helped our team expand the depth and efficiency of our product offerings, and is expected to contribute to profitability, account growth, and customer retention going forward. Additionally, by continuing to broaden our suite of business services, from sophisticated cash management to enhanced commercial lending, loans and deposits grew to $1.7 billion and $2.0 billion at year end 2023, up 11.3% and 3.3%, respectively, over year end 2022. We expect this growth to continue as the Bank continues to incorporate the tools our clients need to operate more efficiently and profitably. We also believe our strong commercial and public sector relationships will supplement our retail deposit base, further enhancing deposit growth and, ultimately, continued growth of our loan portfolio. Deposits from municipalities totaled $270.1 million, or 13.3%, of our total deposits at December 31, 2023.

Continue to Build Fee-Based Business. We have built a strong foundation of fee-based revenue through our trust services and wealth management businesses. Like our core banking business, our trust and advisory services have also achieved significant recent milestones, with combined assets under management (AUM) in the two groups aggregating $1.6 billion at December 31, 2023, in spite of difficult market conditions. As we have successfully done with our banking business, we intend to continue expansion of HVIA’s services into Westchester and Rockland Counties. Additionally, our newest service, private banking, continued to grow in 2023 and now supports approximately 625 clients (an increase from 440 clients in 2022) to fully leverage the resources and capabilities of our platform. Each of our fee- based businesses is run by an experienced team and has scalable infrastructure to support additional growth with little added expense. We believe our integrated approach to client relationships, growing market position and expanded service offerings will provide significant cross selling and new business opportunities going forward.

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

Lending Activities

General. Our principal lending activity has been the origination of commercial real estate loans, commercial and industrial loans, commercial real estate construction loans, and to a lesser extent, residential real estate loans, home equity loans and consumer loans. Our customers are primarily small and medium- sized businesses, attorneys, and other professionals. The following table sets forth the composition of our loan portfolio by the type of loan at December 31, 2023:

	At December 31, 2023

	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$273,562	15.66%
Commercial real estate	1,259,356	72.08%
Commercial real estate construction	85,725	4.91%
Residential real estate	78,321	4.48%
Home equity	13,546	0.78%
Consumer	36,552	2.09%
Total loans	1,747,062	100.00%
Allowance for loan losses	25,182
Total loans, net	$1,721,880

Commercial Real Estate Lending. As of December 31, 2023, we had $1.3 billion in total commercial real estate loans, representing approximately 72.1% of total loans. We originate loans to finance commercial real estate, primarily secured by commercial retail space, multifamily properties, office buildings and warehouses in our primary lending market. Generally, our commercial real estate loans have terms between five and ten years based on a 20 to 30 year amortization schedule, loan-to-value ratios of up to 75% of the appraised value of the property and are often credit enhanced by personal guarantees of the borrowers. Our typical commercial real estate loan has a three, five or seven-year fixed rate term which then adjusts at a margin above the FHLB of New York fixed rate advance index for the remainder of the term with a balloon payment due usually at the end of ten years. At December 31, 2023, 10.9% of our commercial real estate loans were for owner-occupied properties. At December 31, 2023, we had $269.8 million in loans secured by multifamily properties.

At December 31, 2023, the following represents a summary of commercial real estate loans by the four largest New York counties within our geographic market areas. The summary is as follows:

	At December 31, 2023

	Amount	Percent

	(Dollars in thousands)

Westchester County, NY	$268,460	21.32%
Orange County, NY	230,470	18.30%
Bronx County, NY	191,270	15.19%
Rockland County, NY	87,350	6.93%
	$777,550	61.74%

Additionally, the composition of our commercial real estate portfolio includes certain segments which represent the five largest categories by borrower type. These categories total over 67% of the commercial real estate loan portfolio, excluding construction loans. The summary is as follows:

	At December 31, 2023

	Amount	Percent

	(Dollars in thousands)

Multifamily	$269,800	21.42%
Office	159,800	12.69%
Retail	164,900	13.09%
Mixed use	137,400	10.91%
Industrial/Warehouse	122,400	9.72%
	$854,300	67.83%

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

Commercial and Industrial Lending. As of December 31, 2023, we had $273.6 million in commercial and industrial loans (including PPP loans), representing 15.7% of total loans. We originate commercial and industrial loans, consisting of short-term loans, lines of credit and term loans to businesses located in our primary lending market. These loans are used for various business purposes including the finance of machinery and equipment purchases, inventory and accounts receivable as well as real estate purchases.

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

Commercial Real Estate Construction Lending. As of December 31, 2023, we had $85.7 million in commercial real estate construction loans, representing 4.9% of total loans. We engage in commercial real estate construction lending, primarily for projects located within our primary lending market. Our commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans. These loans are generally secured by the subject property. Terms of construction loans depend on the specifics of the project such as the estimated time for completion, the planned construction costs and the prospective appraised value of those projects. At December 31, 2023, we have made commitments of $244.4 million of which $85.7 million has been drawn by our commercial real estate construction borrowers.

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

Residential Real Estate Lending. As of December 31, 2023, we had $78.3 million in total residential real estate loans, representing 4.5% of total loans. In recent years, we have deemphasized the origination of residential real estate loans in our portfolio. We offer fixed-rate and adjustable-rate loans with terms up to a maximum of 20 years. The majority of our residential real estate loans are originated with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area.

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

Home Equity Lending. As of December 31, 2023, we had $13.5 million in total home equity loans, representing less than 1% of total loans. We originate home equity lines of credit and closed-end loans. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area. Home equity lines and loans are secured by the borrower’s primary residence with a maximum loan-to-value ratio of 85% and a maximum term of 15 years on home equity loans and a 10 year draw period followed by a 15 year repayment period for home equity lines. Home equity loans adjust based on the Prime Rate.

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

Consumer Lending. As of December 31, 2023, we had $36.6 million in consumer loans, representing 2.1% of total loans. We offer a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits as well as other types of consumer loans.

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

Loan Purchases, Participations and Sales. From time to time we purchase loans or participate in loans with other financial institutions to supplement our origination of loans. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We primarily participate in commercial real estate loans, including multi-family real estate loans, and in commercial and industrial loans. When we are not lead lender, we always follow our customary loan underwriting and approval procedures. As of December 31, 2023, the outstanding balances of our loan participations totaled $114.9 million, of which $97.9 million were commercial real estate loans, $15.0 million were commercial real estate construction loans, and $2.0 million were commercial and industrial loans. In May 2018, we joined a community bank lending network operated by BancAlliance which provides the opportunity to participate in commercial and industrial loans and lines of credit that are broadly syndicated to member banks and outside institutions. As of December 31, 2023, the outstanding balances of loans sourced through this program totaled $24.8 million, across six distinct borrower relationships.

We also purchase whole loans from other lenders. Beginning in 2018, we have purchased commercial and industrial loans made to medical professionals throughout the U.S. such as to doctors, dentists, accountants, and attorneys secured by a blanket lien on their business assets from a national provider of such loans. We follow our customary loan underwriting and approval policies specific to these purchased loans. Historically, we had purchased such loans under two programs. The first is a direct purchase with no guarantee (the “Direct Purchase Loans”), in which the loans are purchased at par with a put-back provision to the originator in the event of nonperformance. The second program carried a 50% guarantee from the seller (the “Partial Guaranteed Loans”) in which the loans were purchased at par. Because these loans are generally secured by business assets, they may be subject to a greater extent to the financial condition of the borrower than loans secured by real estate collateral. During the year ended December 31, 2023, we modified the arrangement and, effectively, replaced the Partial Guaranteed Loans with Direct Purchase Loans. During the years ended December 31, 2022, we did not purchase any Partial Guaranteed Loans. As of December 31, 2023 and 2022, the aggregate balance of the purchased loans under these programs were $53.5 million and $32.5 million, respectively. During the year ended December 31, 2023, we did not purchase any partially guaranteed consumer loans.

We generally do not sell loans and did not sell any loans during the years ended December 31, 2023 or 2022.

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

Loans to One Borrower Limit. In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2023, our regulatory limit on loans-to-one borrower was approximately $35.9 million.

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

Additionally, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or special mention based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgement and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and an individual reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change.

Wealth Management Business Segment

Through HVIA and Orange Bank & Trust Company’s trust department, we offer a range of trust services, including managing customer investments, serving as custodian of customer assets, and providing fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. At December 31, 2023, we had $1.6 billion of assets under management in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Orange Bank & Trust Company or HVIA and therefore are not included in the consolidated balance sheets included in the Annual Report on Form 10-K. HVIA and Orange Bank & Trust Company’s trust department collectively had 42 full-time equivalent employees as of December 31, 2023 and revenue of $10.3 million or approximately 8.8% of our total revenues in 2023.

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

At December 31, 2023, we had a portfolio of investment securities available for sale which is reported at fair value through accumulated other comprehensive loss.

Deposit Funding

Deposits are our primary source of funds to support our interest earning assets and growth. As of December 31, 2023, we held approximately $2.0 billion of total deposits. The following table sets forth our total deposit account balances, by account type, at December 31, 2023:

	At December 31, 2023
			Average
	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand accounts	$699,203	34.30%	—%
Interest bearing demand accounts	304,892	14.95%	0.49%
Money market accounts	584,976	28.69%	2.04%
Savings accounts	228,161	11.19%	1.19%
Certificates of Deposit	221,517	10.87%	4.57%
Total	$2,038,749	100.00%	1.29%

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and non-interest- bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2023, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.8 billion, or 89.1% of our total deposits, and our cost of funds on this stable funding source was 1.26% anchored by our noninterest bearing demand deposits which represented 34.3% of total deposits at December 31, 2023. We have approximately $172.4 million of brokered deposits at December 31, 2023. Our CDARS and ICS deposits totaled $110.6 million at December 31, 2023.

We actively seek to obtain municipal deposits. At December 31, 2023, municipal deposits totaled $270.1 million or 13.3% of our total deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as county, village and town governments, school districts, fire departments and other municipalities. We solicit their operating and savings deposits. Municipal deposit accounts are generally collateralized by eligible government and government agency securities.

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

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, two commercial banks and the Federal Reserve Bank discount window. Borrowings represent an alternative funding source, accordingly, we utilize advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2023, we had $495.6 million of available borrowing capacity with the FHLB. On that date, we had $234.5 million in advances outstanding from the FHLB. The other borrowing lines are maintained primarily for contingency funding sources and had no amounts outstanding at December 31, 2023.

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

We conduct business through 15 banking offices and one loan production office in Orange, Westchester, Rockland and Bronx Counties in New York. Many other commercial and community banks, savings institutions, credit unions and other financial institutions maintain a physical presence in our primary market area and some maintain only a virtual presence. Many of these competitors are larger than us, have significantly more resources, greater brand recognition and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements, and personal contacts, and we depend on our reputation as having greater personal service and the ability to make credit and other business decisions quicker than our competitors.

Personnel

As of December 31, 2023, we had 197 full-time equivalent employees at Orange County Bancorp, Orange Bank & Trust Company and HVIA, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. The FDIC adopted a final rule in 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DIF reserve ratio at 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. An institution’s assessment rate depends upon the perceived risk of the institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 3.5 to 32 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC may also issue special assessments. In 2023, the FDIC issued a special assessment applicable for banks with uninsured deposits in excess of $5 billion in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2023.

As a result of an amendment to the Dodd-Frank Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The rule establishes a community bank leverage ratio (“CBLR”) equal to the Tier 1 capital divided by the average total consolidated assets. Regulators have established the CBLR at 9.0%.

A Qualifying Community Bank that meets and elects to follow the CBLR is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and at December 31, 2023, the Bank’s capital exceeded all applicable requirements.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-

based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was classified as well capitalized at December 31, 2023.

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

On October 24, 2023, the FRB and the other the federal bank regulatory agencies issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The FRB will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

The NYSDFS requires New York State-chartered or licensed banks regulated by the NYSDFS, such as the Bank, to adopt broad cybersecurity protections. In particular, the Bank has established a program designed to ensure the safety of its information systems, adopted a written cybersecurity policy, and designated an information security officer. The Bank is subject to ongoing compliance and reporting requirements of the NYSDFS. In November 2023, the NYSDFS amended its cybersecurity regulations to include heightened governance requirements and an expansion of the breadth and depth of required policies and procedures, among other things.

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Investment Advisory Regulations

We offer wealth management services through HVIA, a wholly owned subsidiary of the Company. HVIA is a registered investment advisor under the Investment Advisors Act of 1940, as amended, and as such, is supervised by the SEC. HVIA is also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

Federal Securities Laws

Orange County Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Orange County Bancorp, Inc. is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Orange County Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Orange County Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non- voting equity held by non-affiliates).

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

We primarily serve individuals, businesses and municipalities located in the New York City metropolitan area and in Orange, Westchester and Rockland Counties, New York. As of December 31, 2023, most of our loan portfolio was secured by real estate and other assets located in these areas in New York. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in these areas, or adverse changes in laws or regulations in New York could impact the credit quality of our assets, the businesses of our customers and ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2023, approximately $1.4 billion, or 77.0%, of our total loan portfolio was secured by commercial real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York City metropolitan area and in Orange, Westchester and Rockland Counties and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. During 2023, inflation in the United States remained elevated. As a result, the FRB has continued to increase the federal funds rate by an additional 100 basis points in 2023 and has indicated its intention to maintain the increased interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses could have a negative impact on their ability to repay their loans with us.

Risks Related to Lending Activities

Our emphasis on commercial real estate loans involves risks that could adversely affect our financial condition and results of operations.

Our loan portfolio includes commercial real estate loans, primarily loans secured by commercial retail space, office buildings and multifamily properties. At December 31, 2023, our commercial real estate loans totaled $1.3 billion, or 72.1%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. Moreover, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (the “FDIC”) and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 417% of our risk-based capital at December 31, 2023 and the outstanding balance of our commercial real estate loan portfolio has increased by 102% during the 36 months preceding December 31, 2023.

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

At December 31, 2023, $274.6 million, or 15.7% of our total loan portfolio, consisted of commercial and industrial loans (including $215 thousand of PPP loans). Our commercial and industrial loans are collateralized by general business assets, including accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial and industrial loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. At December 31, 2023, our allowance for credit losses was 1.44% of total loans and 568.8% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2023, our non-performing assets, which consist of non-performing loans and other real estate owned, were $4.4 million, or 0.18% of total assets. Our non-performing assets adversely affect our net income in various ways:

•we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;

•we must provide for probable loan losses through a current period charge to the provision for credit losses;

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

We participate in commercial real estate loans and commercial and industrial loans with other financial institutions from time to time in which we are not the lead lender. Our commercial real estate loan participations are limited to our geographic lending market which includes, the Hudson Valley, the New York City Metropolitan area, New Jersey and Connecticut. We also occasionally participate in commercial and industrial loans with other financial institutions in which we are not the lead lender. These loans are also limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2023, commercial real estate loan participations, including construction, for which we were not the lead lender totaled $112.2 million, or 10.2% of our commercial real estate loan portfolio, including commercial real estate construction, and commercial and industrial loan participations for which we were not the lead lender totaled $1.5 million, or 0.57% of our commercial and industrial loan portfolio.

We underwrite each commercial real estate loan and commercial and industrial loan that we participate in and establish the loan classification and loan provision using the same criteria we use for loans we originate. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to service and to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2023, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

A portion of our loan portfolio consists of loan purchases we do not service which may have a higher risk of loss than loans we originate because these loans are secured by assets outside our primary market area.

We purchase commercial and industrial loans from time to time outside our market area. We have purchased loans primarily to the medical industry that are secured by UCC blanket liens on all business assets and are distributed throughout the United States. These loan purchases may have a higher risk of loss than loans we originate because they are located outside of our primary market area. All loans purchased are in compliance with our approved underwriting standards specific to purchased loans under this program. These loans may have a higher risk of loss as our decision regarding the classification of these loans and loan loss provisions associated with these loans are made in part based upon information provided by the servicer. At December 31, 2023, our purchased commercial and industrial loans totaled $53.5 million, or 3.1% of our loan portfolio and 19.6% of our commercial and industrial loan portfolio, none of which were delinquent 60 days or more. During the year ended December 31, 2023, we did not purchase any loans from the partially guaranteed consumer loan program. If our underwriting of these purchased loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Risks Related to Wealth Management

Involvement in wealth management creates risks associated with the industry.

At December 31, 2023, we had approximately $1.6 billion in assets under management. Our wealth management operations with HVIA and our trust and administration services provided through the Bank’s trust services department present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management and trust services operations. In addition, our wealth management and trust service operations are dependent on a small number of established financial advisors and other service providers, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

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

At December 31, 2023, we had $1.8 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2023, $270.1 million, or 13.3% of our total deposits, consisted of municipal deposits from local government entities such as county, village and town governments, school districts, fire departments and other municipalities, which are collateralized by investment securities. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

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

During 2023, in response to accelerated inflation, the Federal Reserve continued to implement monetary tightening policies, resulting in increased interest rates. The Federal Reserve has signaled that interest rates may remain elevated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, our net interest margin may contract in a rising rate environment because our funding costs may increase faster than the yield we earn on our interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect our financial condition and results of operations.

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

On January 1, 2023, the Company adopted ASU 2016-13, Topic 326, which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

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

Other Risks Related to Our Business

Liquidity is essential to our businesses.

Liquidity is essential to our business as we must be able to meet the cash needs of borrowers and depositors. Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. Reduced liquidity may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in us realizing a loss.

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

As a result of a public health emergency, including the COVID-19 pandemic, and the related adverse local and national consequences, and as a result of governmental, consumer and business responses to any outbreak, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, or results of operations: demand for our products and services may decline; if consumer and business activities are restricted, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income or a net loss over several quarters could affect our ability to pay cash dividends; cyber security risks may be increased as the result of an increase in the number of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and vaccine mandates in response to a pandemic may affect our workforce, human capital resources and infrastructure; and the Company may experience staffing shortages and unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy. Any one or a combination of the foregoing factors could negatively impact our business, financial condition, results of operations and prospects.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

We cannot predict how changes in technology will impact our business; increased use of technology may expose us to service interruptions or breaches in security.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•Telecommunications;

•Data processing;

•Automation;

•Internet-based banking, including personal computers, mobile phones and tablets;

•Debit cards and so-called “smart cards”;

•Remote deposit capture;

•Artificial Intelligence;

•Cryptocurrency; and

•Use of Blockchain.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business clients via our website, www.orangebanktrust.com, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by clients or other third parties and damage our reputation. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

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

We will remain an emerging growth company for up to five years from the end of the year in which we completed our initial public offering, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions. If, as a result, some investors find our common stock less attractive, there may be a less active trading market for our common stock, which could result in a reductions and greater volatility in the prices of our common stock.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our Board of Directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Although we have paid a cash dividend for at least 39 consecutive years, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

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

Our directors and executive officers, as a group, beneficially owned approximately 10.9% of our outstanding shares of common stock as of December 31, 2023. To our knowledge, although there is no written agreement between members of the Morrison family to act in concert, relatives of director William D. Morrison and William D. Morrison beneficially owned collectively approximately 24.5% of our outstanding shares of common stock as of December 31, 2023. William D. Morrison beneficially owned approximately 1.0% of our outstanding shares of common stock as of December 31, 2023. As a result of this level of ownership, our directors and executive officers and members of the Morrison family have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers and members of the Morrison family may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management, Strategy and Governance

Cybersecurity is a material part of Orange County Bancorp’s business. As a financial institution offering products through multiple digital delivery channels, cybersecurity incidents could have a material effect on the Company, its results of operations and its reputation. Although to date the Company has not experienced any cybersecurity event which has had a material effect or is reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition the impact of a cyber-incident could have a future impact on the results of operations or financial condition of the Company. Cyber-attacks or other security breaches could adversely affect our operations, net income, or reputation.

Cybersecurity risk is initially overseen by bank management through a Cybersecurity Management Committee (“CMC”). The CMC is responsible for the coordination, oversight, and development of the bank-wide cyber security policies, standards, guidelines, and procedures. As part of the oversight responsibilities, the CMC also evaluates cybersecurity exposures ensuring appropriate response and design of controls to mitigate risks as well as monitoring the performance and effectiveness of the overall cybersecurity program. The CMC meetings typically include various department heads from within the organization, but the primary members of the CMC include the following:

•Information Technology Officer, (Chairperson)

•Virtual Chief Information Security Officer

•Bank Secrecy Officer

•Compliance Officer

The Cybersecurity Management Committee operates in connection with the Bank’s Technology Committee (the “Tech Committee” or “TC”). The primary function of the Bank’s Tech Committee is oversight of the Bank’s technology planning and strategy, including cybersecurity and technology trends, major technology investments, and operational performance that may affect the bank. The Technology Committee is comprised of three independent directors, one of which is Committee Chair. In addition to the directors, TC meetings typically include the Chief Information Officer, the Information Technology Officer, the Chief Information Security Officer, the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and the Chief Risk Officer.

The specific experience of management who oversee cybersecurity are as follows:

• Chief Information Officer (“CIO”) – The CIO has over 15 years of industry experience and has facilitated the management of information security programs at financial institutions during his entire career.

• Chief Information Security Officer (“CISO”) - The CISO has over 25 years of broad technology and cyber experience and maintains the following certifications: Certified Information Systems Auditor (“CISA”), Certified Information Systems Security Professional (“CISSP”), and Certified Information Security Manager (“CISM”).

• Chief Operating Officer (“COO”) – The COO’s career has been primarily in bank operations and has participated in end-to-end implementations and upgrades of core banking technology, from vendor selection to managing implementation, to leading enhancement and efficiency initiatives throughout the life of the application.

• Chief Risk Officer (“CRO”) – The CRO oversees entity-wide risk management, including cybersecurity related risk.

• Information Technology Officer (“ITO”) – The ITO has over 25 years of IT experience and is a technology subject matter expert as well as over 8 years of IT leadership at the Company with over 20 years of financial services experience. The ITO has been responsible for technology strategy, enterprise program management, and IT service management.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, management provides regular reporting to the Board Audit and Risk Committee at least quarterly. In addition, the Company’s Board of Directors receives regular IT updates during its monthly meetings and the Technology Committee minutes are provided to the Board of Directors for review.

The Company’s cybersecurity risk mitigation program involves a combination of internal resources and the use of third parties. Through a third party vendor, the Company’s internal IT team performs monthly vulnerability scanning and performs an annual risk assessment based on the National Institute of Standards and Technology Cybersecurity Framework. The results are reported to the Tech Committee. The Company’s IT and compliance staff also review potential cybersecurity threats associated with the Company’s third-party vendors, including performing a review of and obtaining a System of Organization Controls report from all vendors rated as “high risk” by the Company’s internal vendor management program. The Company also has an internal Incident Response Plan and Team, which is charged with overseeing the Company’s response to any cybersecurity incident. The team performs a table-top exercise at least annually to prepare to respond in the event of any actual cybersecurity incident.

In addition to these internal resources, the Company uses a third-party vendor to undertake annual penetration and vulnerability testing, with the results reported to the Tech Committee. Finally, the Company’s cybersecurity compliance program is audited by the Bank’s outsourced internal auditor.

The Company also maintains insurance which may provide coverage for expenses and certain losses incurred in connection with a cybersecurity incident.

Item 2. Properties

We operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and five branch offices located at North Street in Middletown, at Trust Way in Middletown, in Chester, in Newburgh and in Montgomery, New York. We lease nine branch offices located in Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Bronx, and Nanuet, and New York. The branches are leased under agreements that may be renewed for varying periods. In addition, HVIA operates from leased offices located in Goshen, New York. At December 31, 2023, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $16.2 million.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2023, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Orange County Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “OBT” since August 5, 2021. At March 20, 2024, Orange County Bancorp, Inc. had approximately 209 stockholders of record.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the BHC Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship- based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 branches and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.6 billion in assets under management at December 31, 2023. As of December 31, 2023, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.0 billion and $165.4 million, respectively.

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

Interest rates continued to remain elevated in 2023. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

Noninterest Income. Noninterest income is also a contributor to our net income. Noninterest income consists primarily of our investment advisory income and trust income generated by HVIA and our trust department. In addition, noninterest income is also impacted by net gains on the sale of investment securities, service charges on deposit accounts, earnings on bank owned life insurance and other fee income consisting primarily of debit card fee income, checkbook fees and rebates and safe deposit box rental income.

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

Concentration of Credit Risk. Most of the Company’s business activity is with customers located within the New York counties of Orange, Westchester, Bronx and Rockland. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Company’s largest loan segment is non-owner occupied commercial real estate. Property types within this segment include: multi- family properties, retail properties, and general construction loans. Regionally, commercial real estate loans are concentrated within the Company’s primary operating footprint, including Orange, Westchester, Rockland and Bronx counties. Commercial and industrial loans are concentrated in Orange County, New York and outside of the Company’s core market, primarily as a result of purchased loans. While industry exposure is widely dispersed, the Company does have a significant concentration of commercial and industrial loans within the healthcare and social assistance industry.

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

Management believes that the most critical accounting estimate, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses (“ACL”) involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact Orange County Bancorp’s results of operations.

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgement and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a individual reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. The ACL model considers the effects of past events, current conditions, as well as reasonable and supportable forecasts when estimating the required level. Some of the components relied upon in determining the amount of the ACL, which require judgment, include, but are not limited to, segmentation requirements, qualitative factor attributes, peer group selection, regression models, and default probability assumptions. Each of these, and other qualitative characteristics could impact the determination of the ACL. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Bank’s loans are secured by real estate in the State of New York. Accordingly, the collectability of a substantial portion of the carrying value of the Bank’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			December 31, 2023
			vs.
	As of December 31,	As of December 31,	December 31, 2022
	2023	2022	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,485,468	2,287,334	198,134	8.7%
Cash and due from banks	147,383	86,081	61,302	71.2%
Loans, net	1,721,880	1,547,598	174,282	11.3%
Investment securities, available for sale	489,948	533,461	(43,513)	(8.2)%
Deposits	2,038,749	1,974,387	64,362	3.3%
FHLB advances, short term	224,500	131,500	93,000	70.7%
FHLB advances, long term	10,000	—	10,000	100.0%
Subordinated notes, net of issuance costs	19,520	19,447	73	0.4%
Stockholders’ Equity	165,376	138,138	27,238	19.7%

Assets. Our total assets were $2.5 billion at December 31, 2023, an increase of $198.1 million from $2.3 billion at December 31, 2022. The increase was primarily due to increased net loan growth of approximately $174.3 million, or 11.3%, during the year. The increase in assets also included an increase in cash and due from banks of $61.3 million, or 71.2%. During the 2023 fiscal year, investment securities decreased by $43.5 million, or 8.2%. This decrease represents management’s continued focus on liquidity and the maturities were primarily used to increase the Bank’s cash position.

Cash and due from banks. Cash and due from banks increased $61.3 million, or 71.2%, to $147.4 million at December 31, 2023 from $86.1 million at December 31, 2022. The increase was driven by a strategic focus to increase cash balances, even through borrowings in order to maintain greater on-hand cash levels during a period of industry liquidity concerns.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,		At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$273,347	15.65%	$257,184	16.39%
Commercial real estate	1,259,356	72.08%	1,098,054	69.97%
Commercial real estate construction	85,725	4.91%	109,570	6.98%
Residential real estate	78,321	4.48%	74,277	4.73%
Home equity	13,546	0.78%	12,329	0.79%
Consumer	36,552	2.09%	16,299	1.04%
PPP loans	215	0.01%	1,717	0.11%
Total loans	1,747,062	100.00%	1,569,430	100.00%
Allowance for credit losses	25,182		21,832
Total loans, net	$1,721,880		$1,547,598

Net loans increased $174.3 million, or 11.3%, to $1.7 billion at December 31, 2023 from $1.6 billion at December 31, 2022 primarily due to increases in commercial real estate loans, consumer loans and commercial and industrial loans. Commercial real estate loans increased $161.3 million, or 14.7%, to $1.26 billion at December 31, 2023 from $1.10 billion at December 31, 2022 primarily as a result of continued loan demand by our commercial real estate customers and developers, along with our strategy to expand commercial real estate lending in our market area. Consumer loans increased $20.3 million, or 124.3%, to $36.6 million at December 31, 2023 from $16.3 million at December 31, 2022.

Commercial and industrial loans increased $16.2 million, or 6.3% to $273.3 million at December 31, 2023 from $257.2 million at December 31, 2022. PPP loans decreased $1.5 million, or 87.5%, to $215 thousand at December 31, 2023 from $1.7 million at December 31, 2022 due to loan forgiveness by the SBA throughout 2023.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	Commercial		Commercial
	and	Commercial	Real Estate	Residential
Time to Reprice/Mature	Industrial	Real Estate	Construction	Real Estate	Home Equity	Consumer	Total

	(Dollar in thousands)
One year or less	$162,717	$116,805	$78,103	$16,809	$13,220	$1,950	$389,604
More than one year to five years	62,223	848,309	7,622	7,788	15	13,379	939,336
More than five years to fifteen years	48,074	294,242	—	32,191	173	21,178	395,858
After fifteen years	548	—	—	21,533	138	45	22,264
Total	$273,562	$1,259,356	$85,725	$78,321	$13,546	$36,552	$1,747,062

The following table sets forth the principal balance of fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024:

	Due After December 31, 2024
	Fixed	Adjustable	Total

	(In thousands)
Commercial and industrial	$102,656	$58,502	$161,158
Commercial real estate	561,510	651,266	1,212,776
Commercial real estate construction	—	12,886	12,886
Residential real estate	46,965	14,617	61,582
Home equity	325	13,048	13,373
Consumer	30,866	4,690	35,556
Total loans	$742,322	$755,009	$1,497,331

At December 31, 2023, $491.1 million, or 51.6% of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial and industrial	$229	$—	$327	$1,497	$1,583	$2,854
Commercial real estate	20	—	300	563	—	952
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—	—	1,167	2	—	1,188
Home equity	—	—	—	—	—	—
Consumer	—	—	—	584	634	476
Total	$249	$—	$1,794	$2,646	$2,217	$5,470

The following table sets forth our loan delinquencies, including non-accrual loans, at the dates indicated as a percentage of loans for the corresponding types.

	At December 31,
	2023			2022
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	0.08%	—%	0.12%	0.58%	0.62%	1.11%
Commercial real estate	0.00%	—%	0.02%	0	—%	0.09%
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—%	—	1.49%	0.00%	—	1.60%
Home equity	—	—	—	—	—%	—%
Consumer	—%	—%	—%	3.58%	3.89%	2.92%
Total	0.01%	—%	0.10%	0.17%	0.14%	0.35%

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $4.4 million at December 31, 2023 as compared to $8.5 million at December 31, 2022. No PPP loans were considered non-performing at December 31, 2023 or December 31, 2022.

	At December 31,	At December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$556	$1,003
Commercial real estate	2,692	3,882
Commercial real estate construction	—	—
Residential real estate	1,179	1,188
Home equity	—	51
Consumer	—	—
Total non-accrual loans	4,427	6,124
Accruing loans 90 days or more past due:
Commercial and industrial	—	1,850
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	477
Total accruing loans 90 days or more past due	—	2,327
Total non-performing loans	4,427	8,451
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$4,427	$8,451
Ratios:
Total non-performing loans to total loans	0.25%	0.54%
Total non-performing loans to total assets	0.18%	0.37%
Total non-performing assets to total assets	0.18%	0.37%

Non-performing loans at December 31, 2023 totaled $4.4 million and consisted of $2.7 million of commercial real estate loans, $556 thousand of commercial and industrial loans and $1.2 million of residential real estate loans. We had no other real estate owned at December 31, 2023.

Non-performing assets decreased $4.0 million, or 47.6%, to $4.4 million, or 0.18% of total assets, at December 31, 2023 from $8.5 million, or 0.37% of total assets, at December 31, 2022. The decrease in non- performing assets at December 31, 2023 compared to December 31, 2022 was primarily due to management’s focus on resolution and payoff of certain loan relationships with limited charge-offs required.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the year ended December 31, 2023 or new troubled debt restructurings during the year ended December 31, 2022.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At December 31,	At December 31,
	2023	2022

	(Dollars in thousands)
Classification of Assets:
Substandard	$19,615	$18,433
Doubtful	—	—
Loss	—	—
Total Classified Assets	$19,615	$18,433
Special Mention	$32,804	$7,974

On the basis of management’s review of our assets, we classified $19.6 million of our assets at December 31, 2023 as substandard compared to $18.4 million at December 31, 2022. We designated $32.8 million of our assets at December 31, 2023 as special mention compared to $8.0 million designated as special mention at December 31, 2022.

Allowance for Credit Losses

Please see “— Critical Accounting Estimates — Allowance for Credit Losses” for additional discussion.

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgement and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and an individual reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Bank’s loans are secured by real estate in the State of New York. Accordingly, the collectability of a substantial portion of the carrying value of the Bank’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or for the Year Ended
	December 31,
	2023	2022

	(Dollars in thousands)
Balance at beginning of year	$21,832	$17,661
Adoption of ASC 326	1,483	—
Charge-offs:
Commercial and industrial	1,569	4,962
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	65
Home equity	—	—
Consumer	37	479
PPP loans	—	—
Total charge-offs	1,606	5,506
Recoveries:
Commercial and industrial	75	66
Commercial real estate	173	52
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	211	42
Total recoveries	459	160
Net charge-offs (recoveries)	1,147	5,346
Provision for credit losses	3,014	9,517
Balance at end of period	$25,182	$21,832
Ratios:
Net charge-offs to average loans outstanding	0.18%	0.37%
Allowance for credit losses to non-performing loans at end of period	568.83%	258.34%
Allowance for credit losses to total loans at end of period	1.44%	1.39%
Allowance for credit losses to total loans (excluding PPP Loans) at end of period	1.44%	1.39%

The following table presents the summary of net charge-offs (recovery) to average loans outstanding by loan type for the years presented:

	Years ended December 31,
	2023	2022

Net charge-offs to average loans outstanding	0.07%	0.37%
Broken down by loan type as follows, excluding PPP:
Commercial and Industrial	0.09%	0.34%
Commercial real estate	0.00%	0.00%
Commercial real estate construction	0.00%	0.00%
Residential real estate	0.00%	0.00%
Home equity	0.00%	0.00%
Consumer	-0.01%	0.03%

The allowance for credit losses increased by $3.4 million, or 15.3%, to $25.2 million, or 1.44% of total loans at December 31, 2023 from $21.8 million, or 1.39% of total loans, at December 31, 2022. The increase in the allowance for credit losses for 2023 was driven by growth in our commercial real estate and commercial real estate construction loan segments, the cumulative effect of the CECL adjustment recorded at the beginning of the year combined with certain individual reserves recorded during the year.

The following tables set forth the allowance for credit losses allocated by loan category at the dates indicated.

	At December 31,
	2023			2022
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance to	Category to		Allowance to	Category to
	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

	(Dollars in thousands)
Commercial and industrial	$4,819	19.14%	15.66%	$5,510	25.24%	16.50%
Commercial real estate	17,873	70.97%	72.08%	14,364	65.79%	69.97%
Commercial real estate construction	772	3.07%	4.91%	1,252	5.73%	6.98%
Residential real estate	1,081	4.29%	4.48%	345	1.58%	4.73%
Home equity	51	0.20%	0.78%	63	0.29%	0.79%
Consumer	586	2.33%	2.09%	298	1.36%	1.04%
Total allowance for loan losses	25,182	100.00%	100.00%	21,832	100.00%	100.00%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio as of the dates indicated.

	At December 31, 2023		At December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$96,736	$87,067	$104,734	$93,750
Mortgage-backed securities	337,393	290,221	364,690	316,915
Corporate securities	23,529	19,276	28,559	25,658
Obligations of states and political subdivisions	103,336	93,384	111,971	97,138
Total	$560,994	$489,948	$609,954	$533,461

Available for sale securities decreased $43.5 million, or 14.8%, to $489.9 million at December 31, 2023 from $533.5 million at December 31, 2022, as mortgage-backed securities decreased $26.7 million, municipal securities decreased $3.8 million, U.S. Government agency securities decreased $6.7 million, and corporate securities decreased $6.4 million. The overall decrease was primarily the result of management’s intent to increase its liquidity position and maintain the maturing investments within the cash accounts. During the first quarter of 2023, the Company recorded a credit loss associated with a corporate bond issued by Signature Bank resulting in a provision for credit losses totaling $5.0 million during 2023. This loss was the direct result of the failure of that bank during the first quarter of 2023. The investment was written-off during the second quarter of 2023.

We did not have held-to-maturity investments at December 31, 2023 or December 31, 2022.

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

Based on a comparison of the present value of expected cash flows to the amortized cost as well as a potential market for sale, the Company determined that there was no value to its corporate bond issued by Signature Bank due to its failure. Accordingly, the Company wrote off the amount of the corporate bond totaling $5.0 million during the quarter ended June 30, 2023. The amount of the write-down was previously recorded through an allowance for credit losses. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2023 and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. No impairment charges were recorded for the years ended December 31, 2023 and 2022, respectively.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At December 31, 2023			At December 31, 2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$699,203	34.30%	—	$723,228	36.63%	—
Interest bearing demand deposits	304,892	14.95%	0.49%	284,747	14.42%	0.31%
Money market deposits	584,976	28.69%	2.04%	615,149	31.16%	0.97%
Savings deposits	228,161	11.19%	1.19%	258,230	13.08%	0.72%
Certificates of deposit	221,517	10.87%	4.57%	93,033	4.71%	1.74%
Total	$2,038,749	100.00%	1.29%	$1,974,387	100.00%	0.52%

Total deposits increased $64.4 million, or 3.3%, to $2.04 billion at December 31, 2023 from $1.97 billion at December 31, 2022. Certificates of deposit increased $128.5 million, or 138.1% to $221.5 million at December 31, 2023 from $93.0 million at December 31, 2022, primarily by increased broker deposits to support loan growth. The increase represented a continued strategic focus on maintaining increased liquidity during 2023 as a result of the liquidity volatility within the industry. We held approximately $172.4 million in brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2023 and $33.0 million in brokered deposits at December 31, 2022. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $11.1 million and $99.5 million, respectively, at December 31, 2023. Interest bearing demand deposits increased $20.2 million due to certain seasonality of municipal deposit relationships, as well as the impact of the overall interest rate environment. Our strategic focus is to increase commercial deposit relationships through our suite of cash management products and continued attention to low cost deposits. Our strategy remains centered on increasing business demand deposit accounts through our customer centric business development approach. Money market deposits decreased $30.2 million, savings deposits decreased $30.0 million and noninterest-bearing demand deposits decreased $24.0 million during 2023 as a result of industry concerns during the first quarter of 2023 associated with certain bank failures as well as the effect of rate pressure driven by the current interest rate environment. At December 31, 2023, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.8 billion, or 89.1% of our total deposits.

As of December 31, 2023 and December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.0 billion and $1.2 billion, respectively. In addition, as of December 31, 2023, the aggregate amount of all our uninsured certificates of deposit was $11.3 million. The following table sets forth the maturity of these uninsured certificates of deposit as of December 31, 2023.

At December 31, 2023
(In thousands)
Maturing period:
Three months or less	$1,437
Over three months through six months	873
Over six months through twelve months	2,828
Over twelve months	6,185
Total	$11,323

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $234.5 million at December 31, 2023 and $131.5 million at December 31, 2022. We have the capacity to borrow up to $495.6 million from the Federal Home Loan Bank of New York at December 31, 2023.

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

Stockholders’ Equity

Total stockholders’ equity increased $27.2 million, or 19.7%, to $165.4 million at December 31, 2023, from $138.1 million at December 31, 2022. The increase was primarily the result of the increase of $22.7 million in retained earnings during the current year and a $4.1 million decrease in accumulated other comprehensive loss due to an increase in the fair market value of our securities available-for-sale during 2023.

Average Balance Sheet and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2023 and 2022. No tax equivalent yield adjustments have been made as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Deferred loan fees totaled $4.9 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively.

	For the Year Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,683,232	$96,236	5.72%	$1,426,478	$68,405	4.80%
PPP loans	1,133	28	2.47%	9,280	922	9.94%
Investment securities available for sale	503,410	14,055	2.79%	522,902	11,969	2.29%
Cash and due from banks and other	142,003	6,498	4.58%	257,218	2,739	1.06%
Restricted stock	11,561	953	8.24%	3,643	188	5.16%
Total interest-earning assets	2,341,339	117,770	5.03%	2,219,521	84,223	3.79%
Noninterest-earning assets	96,259			91,830
Total assets	$2,437,598			$2,311,351
Interest-bearing liabilities:
Interest-bearing demand deposits	$331,056	$1,284	0.39%	$345,550	$524	0.15%
Money market deposits	617,345	9,429	1.53%	689,610	2,931	0.43%
Savings deposits	245,663	2,413	0.98%	227,938	658	0.29%
Certificates of deposit	165,239	6,393	3.87%	75,354	346	0.46%
Total interest-bearing deposits	1,359,303	19,519	1.44%	1,338,452	4,459	0.33%
FHLB Advances and other borrowings	170,371	8,938	5.25%	12,791	599	4.68%
Note payable	-	-	—%	2,605	154	5.91%
Subordinated notes	19,481	922	4.73%	19,410	923	4.76%
Total interest-bearing liabilities	1,549,155	29,379	1.90%	1,373,258	6,135	0.45%
Noninterest-bearing demand deposits	717,689			761,393
Other noninterest-bearing liabilities	23,338			20,744
Total liabilities	2,290,182			2,155,395
Total stockholders’ equity	147,416			155,956
Total liabilities and stockholders’ equity	$2,437,598			$2,311,351
Net interest income		$88,391			$78,088
Net interest rate spread(1)			3.13%			3.34%
Net interest-earning assets(2)	$792,184			$846,263
Net interest margin(3)			3.78%			3.52%
Average interest-earning assets to interest-bearing liabilities			151.1%			161.6%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2023 vs. 2022
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$14,822	$13,009	$27,831
PPP loans	(201)	(693)	(894)
Investment securities available for sale	(544)	2,631	2,087
Cash and due from banks	(5,272)	9,031	3,759
Other	653	111	764
Total interest-earning assets	9,458	24,089	33,547
Interest-bearing liabilities:
Interest-bearing demand deposits	(57)	817	760
Money market deposits	(1,035)	7,533	6,498
Savings deposits	174	1,581	1,755
Certificates of deposit	3,485	2,562	6,047
Total interest-bearing deposits	2,567	12,493	15,060

Federal Home Loan Bank advances	8,267	72	8,339
Note payable	—	(154)	(154)
Subordinated notes	5	(6)	(1)
Total interest-bearing liabilities	10,839	12,405	23,244
Change in net interest income	$(1,381)	$11,684	$10,303

Results of Operations for the Years Ended December 31, 2023 and 2022

Summary Income Statements. The following table sets forth the income summary for the year indicated:

	Year Ended December 31,
			Change
	2023	2022	Amount ($)	Percentage %
Interest income	$117,770	$84,223	$33,547	39.8%
Interest expense	29,379	6,135	23,244	378.9%
Net interest income	88,391	78,088	10,303	13.2%
Provision for credit losses - Investments	5,000	—	5,000	100.0%
Provision for credit losses	2,868	9,517	(6,649)	(69.9)%
Noninterest income	13,419	11,996	1,423	11.9%
Noninterest expense	56,793	50,290	6,503	12.9%
Provision for income taxes	7,671	5,914	1,757	29.7%
Net income	29,478	24,363	5,115	21.0%

General. Net income increased $5.1 million, or 21.0%, to $29.5 million for the year ended December 31, 2023 from $24.4 million for the year ended December 31, 2022. The increase was mainly driven by a $10.3 million increase in net interest income, a $1.4 million increase in noninterest income and a decrease in the provision for credit losses of $1.6 million, partially offset by an increase in noninterest expense of $6.5 million.

Interest Income. Interest income increased $33.5 million, or 39.8%, to $117.8 million for the year ended December 31, 2023 from $84.2 million for the year ended December 31, 2022. This increase was the result of an increase in our average interest-earning assets which increased by $121.8 million, or 5.5%, to $2.3 billion for the year ended December 31, 2023 compared to $2.2 billion for the year ended December 31, 2022. Supporting the increase in interest income was an increase in the average yield on interest earning assets of 124 basis points to 5.03% during the year ended December 31, 2023 from 3.79% for the year ended December 31, 2022.

Interest income on loans increased by $26.9 million, or 38.9%, to $96.3 million during the year ended December 31, 2023 from $69.3 million during the year ended December 31, 2022. The increase in interest income on loans was primarily due to the increase in the average balance of loans (excluding PPP loans), combined with the effect of an increase in the average yield on loans. The average balance of loans (excluding PPP loans) increased by $256.8 million, or 18.0%, to $1.7 billion for the year ended December 31, 2023 compared to $1.4 billion for the year ended December 31, 2022. The average yield on loans increased by 92 basis points from 4.80% for the year ended December 31, 2022 to 5.72% for the year ended December 31, 2023. The increase in the average balance of loans was primarily due to our continued investment in commercial real estate, construction, and commercial and industrial loans, whereas the increase in average yield on loans continued to be driven by the rising interest rate environment within the market for new loan originations.

Interest income on securities increased by $2.1 million, or 17.4%, to $14.0 million during the year ended December 31, 2023 from $12.0 million during the year ended December 31, 2022. The increase in interest income on securities was due to an increase in the average yield on securities, partially offset by a decrease in the average balance of securities. The average yield on securities increased by 50 basis points from 2.29% for the year ended December 31, 2022 to 2.79% for the year ended December 31, 2023. The increase in the average yield on securities resulted from higher-yielding securities purchased during a period of increasing market interest rates combined with the maturity of lower-yielding investment securities during 2023. The average balance of securities decreased by $19.5 million, or 3.7%, to $503.4 million for the year ended December 31, 2023 compared to $522.9 million for the year ended December 31, 2022. The decrease in the average balance of securities was due to maturity and amortization of lower yielding securities during 2023 as compared to 2022.

Interest income on cash and due from banks and other increased $3.8 million, or 137.2%, to $6.5 million for the year ended December 31, 2023 from $2.7 million for the year ended December 31, 2022. The increase in interest income from cash and due from banks and other was mainly attributable to an increase in the average yield earned on cash and due from banks. The average yield increased 352 basis points to 4.58% in 2023 from 1.06% in 2022 as a result of increases in short-term market interest rates during 2023. Average balances for cash and due from banks decreased to $142.0 million for the year ended December 31, 2023 from $257.2 million for the year ended December 31, 2022, representing a decrease of $115.2 million, or 44.8%.

Interest Expense. Interest expense increased $23.2 million, or 378.9%, to $29.4 million for the year ended December 31, 2023 from $6.1 million for the year ended December 31, 2022. The increase in interest expense was a result of the increase in rates on interest-bearing liabilities, primarily deposits, coupled with an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 145 basis points to 1.90% during the year ended December 31, 2023 from 0.45% for the year ended December 31, 2022. The average balance of interest-bearing liabilities increased by $175.9 million, or 12.8%, to $1.5 billion for the year ended December 31, 2023 compared to $1.4 billion for the year ended December 31, 2022.

Interest expense on interest-bearing deposits increased by $15.1 million, or 337.7%, to $19.5 million during the year ended December 31, 2023 from $4.5 million during the year ended December 31, 2022. The increase in interest expense on interest-bearing deposits was due to an increase in the average cost of deposits combined with an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased 111 basis points to 1.44% during the year ended December 31, 2023. The average balance of interest-bearing deposits increased by $20.9 million, or 1.6%, to $1.4 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The average cost of interest-bearing deposits increased due to the rising interest rate environment as we continued to experience rate pressure on certificates of deposit, savings, money market, and demand deposit accounts, while the increase in the average balance of certificates of deposit, including brokered deposits, reflects the focus on increased liquidity during 2023.

Interest expense on Federal Home Loan Bank borrowings increased to $8.9 million for the year ended December 31, 2023 as compared to $599 thousand for the year ended December 31, 2022. The increase in interest expense on borrowed funds was primarily due to increased Federal Home Loan Bank advances to support loan growth from an average balance of $12.8 million for the year ended December 31, 2022 compared to an average balance of $170.4 million for the year ended December 31, 2023. In addition, the average rate of Federal Home Loan Bank advances increased 57 basis points from 4.68% for the year ended December 31, 2022 to 5.25% for the year ended December 31, 2023 as a result of the rising interest rate environment. We also incurred an additional $922,000 in interest expense for the year ended December 31, 2023 as compared to $923,000 for the year ended December 31, 2022 due to the issuance in September 2020 of $20.0 million in outstanding subordinated notes which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $10.3 million, or 13.2%, to $88.4 million for the year ended December 31, 2023 from $78.1 million for the year ended December 31, 2022 due primarily to an increase in net interest margin. The net interest margin increased 26 basis points to 3.78% for the year ended December 31, 2023 from 3.52% for the year ended December 31, 2022 due to the continued effect of interest rate increases as a result of Federal Reserve policy during a rising interest rate environment coupled with a focus on managing interest costs associated with deposits and borrowings. Net interest-earning assets decreased by $54.1 million to $792.2 million for the year ended December 31, 2023 from $846.3 million for the year ended December 31, 2022. Net interest rate spread decreased by 21 basis points to 3.13% for the year ended December 31, 2023 from 3.34% for the year ended December 31, 2022, reflecting a 145 basis points increase in the average rate paid on interest-bearing liabilities, partially offset by a 124 basis points increase in the average yield on interest-earning assets.

Provision for Credit Losses. Our provision for credit losses was $7.9 million for the year ended December 31, 2023 compared to $9.5 million for the year ended December 31, 2022. The decrease in the provision for credit losses primarily reflected the impact of charge-offs during 2022 representing two syndicated loan relationships affected by pandemic related effects. The provision for the year ended December 31, 2023 also reflected the recognition of credit losses associated with the write off of the Signature Bank subordinated debt in the amount of $5.0 million as well as the additional provision related to the growth of the Company’s loan portfolio. The allowance for credit losses was $25.2 million, or 1.44%, of loans outstanding at December 31, 2023 compared to $21.9 million, or 1.39%, of loans outstanding at December 31, 2022.

Noninterest Income. Noninterest income information is as follows:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$809	$693	$116	16.7%
Trust income	5,098	4,764	334	7.0%
Investment advisory income	5,241	4,537	704	15.5%
Investment securities gains (losses)	107	—	107	—%
Earnings on BOLI	984	950	34	3.6%
Other	1,180	1,052	128	12.2%
Total noninterest income	$13,419	$11,996	$1,423	11.9%

Noninterest income increased by $1.4 million, or 11.9%, to $13.4 million for the year ended December 31, 2023 from $12.0 million for the year ended December 31, 2022. The increase in noninterest income in the year ended December 31, 2023 was primarily due to increases in income from investment advisory income and trust income. Investment advisory income and trust income increased $704 thousand and $334 thousand, respectively, primarily the result of improving economic conditions within the marketplace and the impact of equity markets and the interest rate environment. Service charges on deposit accounts increased $116 thousand directly related to customer activity. We had $107 thousand in investment securities gains in 2023 and no gain in investment securities for 2022.

Noninterest Expense. Noninterest expense information is as follows:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries	$24,747	$22,461	$2,286	10.2%
Employee benefits	7,439	5,579	1,860	33.3%
Occupancy expense	4,761	4,467	294	6.6%
Professional fees	4,753	4,066	687	16.9%
Directors’ fees and expenses	1,451	1,157	294	25.4%
Computer software expense	5,050	4,803	247	5.1%
FDIC assessment	1,403	1,411	(8)	(0.6)%
Advertising expenses	1,657	1,601	56	3.5%
Advisor expenses related to trust income	120	215	(95)	(44.2)%
Telephone expenses	712	679	33	4.9%
Intangible amortization	285	286	(1)	(0.3)
Other	4,415	3,565	850	23.8%
Total noninterest expense	$56,793	$50,290	$6,503	12.9%

Noninterest expense increased $6.5 million, or 12.9%, to $56.8 million during the year ended December 31, 2023 from $50.3 million during the year ended December 31, 2022. The increase in noninterest expense for the year ended December 31, 2023 as compared to the prior year was mainly due to a $2.3 million increase in salaries, a $1.9 million increase in employee benefits, a $687 thousand increase in professional fees, a $294 thousand increase in occupancy expense and a $56 thousand increase in advertising expenses.

For the year ended December 31, 2023 compared to the year ended December 31, 2022:

•Salaries increased primarily as a result of employee hiring costs necessary to support the growth of the Company, along with increased salaries in the normal course of business and increased competition.

•Employee benefits increased mainly due to continued escalations of insurance costs as well as the full effect of staff additions in the prior year associated with branch expansion.

•Professional fees increased mainly due to continued costs associated with a third-party manager of our investment portfolio as well as legal, audit and accounting expenses due to enhanced requirements associated with the Company’s public reporting status.

•Occupancy expense increased due to normal costs associated with branches and bank facilities.

•Advertising and other noninterest expense increased mainly as a result of increased operating costs associated with continued growth and development of brand awareness.

Income Tax Expense. We recorded an income tax expense of $7.7 million for the year ended December 31, 2023, reflecting an effective tax rate of 20.6%. For the year ended December 31, 2022, we recorded an income tax expense of $5.9 million, reflecting an effective tax rate of 19.5%. The increased tax expense was reflective of the growth of pre-tax income.

Financial Position and Results of Operations of our Wealth Management Business Segment

We conduct our business through two business segments: (1) our banking business segment, which involves the delivery of loan and deposit products to our customers through Orange Bank & Trust Company that provides revenues in our banking business segment; and (2) our wealth management business segment, which includes asset management and trust services to individuals and institutions through HVIA and Orange Bank & Trust Company that provides trust and investment management fee income in our wealth management business segment. For further information, see Note 20 of the Notes to the Audited Consolidated Financial Statements.

The following tables presents the statements of income and total assets for our reportable business segments at or for the years indicated:

	At or for the Year Ended December 31,
	2023			2022
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$88,391	$—	$88,391	$78,088	$—	$78,088
Noninterest income	3,080	10,339	13,419	2,695	9,301	11,996
Provision for credit loss - investments	(5,000)	—	(5,000)	—	—	—
Provision for credit loss	(2,868)	—	(2,868)	(9,517)	—	(9,517)
Noninterest expenses	(49,015)	(7,778)	(56,793)	(42,898)	(7,392)	(50,290)
Income tax expense	(7,133)	(538)	(7,671)	(5,513)	(401)	(5,914)
Net income	$27,455	$2,023	$29,478	$22,855	$1,508	$24,363
Assets under management and/or administration (AUM) (market value)	$—	$1,579,900	$1,579,900	$—	$1,272,498	$1,272,498
Total assets	$2,476,610	$8,858	$2,485,468	$2,279,469	$7,865	$2,287,334

Comparison at or for the years ended December 31, 2023 and 2022. The market value of assets under management and/or administration at December 31, 2023 and 2022 was approximately $1.6 billion at December 31, 2023, and $1.3 billion at December 31, 2022. This includes assets held at both Orange Bank & Trust Company and HVIA at December 31, 2023 and 2022, respectively. This slight increase was due to continued acquisition of new assets under management combined with an increase in the market value of assets under management.

Our income related to our wealth management business segment, which we record as noninterest income, increased $1.0 million, or 11.2%, to $10.3 million for the year ended December 31, 2023 compared to $9.3 million for the year ended December 31, 2022. The increase was mainly due to the improving economic conditions within the marketplace and the impact of equity markets and the interest rate environment.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $386 thousand, or 5.2%, to $7.8 million for the year ended December 31, 2023 compared to $7.4 million for the year ended December 31, 2022. The increase was due to the continued growth in our operations and compensation as well as an investment in additional staffing to support the future growth of the wealth management segment.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023 and December 31, 2022, cash and due from banks totaled $147.4 million and $86.1 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $490.0 million at December 31, 2023 and $533.5 million at December 31, 2022.

Certificates of deposit due within one year of December 31, 2023 totaled $200.5 million, or 90.5% of total certificates of deposit. At December 31, 2023, total certificates of deposit were $221.5 million or 10.9% of total deposits.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2023, we had a total of $110.6 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2023, we had $234.5 million in advances and the ability to borrow up to an additional $495.6 million. At December 31, 2023, we had a $2.3 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $25.0 million of discretionary lines of credit at December 31, 2023. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $2.5 million at December 31, 2023. There were no outstanding borrowings with ACBB at December 31, 2023.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $44.5 million and $30.5 million for the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $144.9 million and $434.1 million for the year ended December 31, 2023 and the year ended December 31, 2022, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $161.7 million and $183.5 million for the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the Federal Reserve and New York State Department of Financial Services. At December 31, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K for actual and required capital amounts and ratios at December 31, 2023 and December 31, 2022.

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

At December 31, 2023, we had $409.5 million in loan commitments outstanding. We also had $17.3 million in standby letters of credit at December 31, 2023. At December 31, 2022, we had $389.1 million in loan commitments outstanding. We also had $13.6 million in standby letters of credit at December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of

Orange County Bancorp, Inc.

Middletown, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Orange County Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

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

March 29, 2024

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2023 and 2022

(Dollar Amounts in thousands except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$147,383	$86,081
Investment securities – available-for-sale (amortized cost $560,994, net of allowance for credit losses of $0 at December 31, 2023 and $609,954, net of allowance for credit losses of $0 at December 31, 2022)	489,948	533,461
Restricted investment in bank stocks	14,525	9,562
Loans	1,747,062	1,569,430
Allowance for credit losses (1)	(25,182)	(21,832)
Loans, net	1,721,880	1,547,598
Premises and equipment, net	16,160	14,739
Accrued interest receivable	5,934	6,320
Bank owned life insurance	41,447	40,463
Goodwill	5,359	5,359
Intangible assets	1,107	1,392
Other assets	41,725	42,359
TOTAL ASSETS	$2,485,468	$2,287,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$699,203	$723,228
Interest bearing	1,339,546	1,251,159
Total deposits	2,038,749	1,974,387
FHLB advances, short term	224,500	131,500
FHLB advances, long term	10,000	—
Subordinated notes, net of issuance costs	19,520	19,447
Accrued expenses and other liabilities	27,323	23,862
TOTAL LIABILITIES	2,320,092	2,149,196
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,651,311 and 5,642,621 outstanding, at December 31, 2023 and December 31, 2022, respectively	2,842	2,842
Surplus	120,392	120,107
Retained Earnings	107,361	84,635
Accumulated other comprehensive income (loss), net of taxes	(64,108)	(68,196)
Treasury stock, at cost; 31,993 and 40,683 shares at December 31, 2023 and December 31, 2022, respectively	(1,111)	(1,250)
TOTAL STOCKHOLDERS’ EQUITY	165,376	138,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,485,468	$2,287,334

See accompanying notes

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2023 and 2022

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$96,264	$69,327
Interest on investment securities:
Taxable	12,723	9,871
Tax exempt	2,285	2,286
Interest on Federal funds sold and other	6,498	2,739
TOTAL INTEREST INCOME	117,770	84,223
INTEREST EXPENSE
Savings and NOW accounts	13,126	4,113
Time deposits	6,393	346
FHLB advances	8,938	599
Note payable	—	154
Subordinated notes	922	923
TOTAL INTEREST EXPENSE	29,379	6,135
NET INTEREST INCOME	88,391	78,088
Provision for credit losses- investments	5,000	—
Provision for credit losses (1)	2,868	9,517
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	80,523	68,571
NONINTEREST INCOME
Service charges on deposit accounts	809	693
Trust income	5,098	4,764
Investment advisory income	5,241	4,537
Investment securities gains, net	107	—
Earnings on bank owned life insurance	984	950
Other	1,180	1,052
TOTAL NONINTEREST INCOME	13,419	11,996
NONINTEREST EXPENSE
Salaries	24,747	22,461
Employee benefits	7,439	5,579
Occupancy expense	4,761	4,467
Professional fees	4,753	4,066
Directors’ fees and expenses	1,451	1,157
Computer software expense	5,050	4,803
FDIC assessment	1,403	1,411
Advertising expenses	1,657	1,601
Advisor expenses related to trust income	120	215
Telephone expenses	712	679
Intangible amortization	285	286
Other	4,415	3,565
TOTAL NONINTEREST EXPENSE	56,793	50,290
Income before income taxes	37,149	30,277
Provision for income taxes	7,671	5,914
NET INCOME	$29,478	$24,363

Basic and diluted earnings per share	$5.24	$4.33
Weighted average shares outstanding	5,629,150	5,621,630

See accompanying notes

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2023 and 2022

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2023	2022
Net Income	$29,478	$24,363
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	554	(75,137)
Credit loss expense	5,000	—
Reclassification adjustment for (gains) included in net income	(107)	—
Tax effect	1,144	(15,779)
Net of tax	4,303	(59,358)
Defined benefit pension plans:
Net gain/(loss) arising during the period	(539)	(6,786)
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	281	(28)
Tax effect	(55)	(1,431)
Net of tax	(203)	(5,383)
Deferred compensation liability:
Unrealized loss	(15)	(15)
Tax effect	(3)	(3)
Net of tax	(12)	(12)
Total other comprehensive loss	4,088	(64,753)
Total comprehensive income/(loss)	$33,566	$(40,390)

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	$2,842	$119,825	$64,941	$(3,443)	$(1,329)	$182,836
Net income	—	—	24,363	—	—	24,363
Other comprehensive loss, net of taxes	—	—	—	(64,753)	—	(64,753)
Cash dividends declared ($0.83 per share)	—	—	(4,669)	—	—	(4,669)
Treasury stock purchased (7,652 shares)	—	—	—	—	(308)	(308)
Restricted stock expense	—	166	—	—	—	166
Stock-based compensation (12,897 shares)	—	116	—	—	387	503
Balance, December 31, 2022	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138

Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$2,842	$120,107	$83,074	$(68,196)	$(1,250)	$136,577
Net income	—	—	29,478	—	—	29,478
Other comprehensive income, net of taxes	—	—	—	4,088	—	4,088
Cash dividends declared ($0.92 per share)	—	—	(5,191)	—	—	(5,191)
Treasury stock purchased (9,205 shares)	—	—	—	—	(447)	(447)
Restricted stock expense	—	53	—	—	—	53
Stock-based compensation (17,895 shares)	—	232	—	—	586	818
Balance, December 31, 2023	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands except per share data)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net income	$29,478	$24,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	7,868	9,517
Depreciation	1,681	1,407
Accretion on loans	(3,014)	(3,598)
Amortization of intangibles	285	286
Amortization of subordinated notes issuance costs	73	71
Deferred income tax provision (benefit)	103	(958)
Investment securities (gains) losses	(107)	—
Restricted stock expense	53	166
Stock-based compensation	818	503
Net amortization of investment premiums	1,234	1,666
Earnings on bank owned life insurance	(984)	(950)
Net change in:
Accrued interest receivable	386	323
Other assets	3,176	(3,176)
Other liabilities	3,450	863
Net cash from operating activities	44,500	30,483
Cash flows from investing activities
Purchases of investment securities available-for-sale	(6,842)	(211,749)
Proceeds from sales of investment securities available-for-sale	7,296	—
Proceeds from paydowns of investment securities available-for-sale	37,697	57,648
Proceeds from maturities and calls of investment securities available-for-sale	4,128	8,634
Purchase of restricted investment in bank stocks	(53,973)	(12,098)
Proceeds from redemptions of restricted investment in bank stocks	49,010	4,752
Net increase in loans	(179,137)	(279,749)
Purchase of premises and equipment	(3,536)	(1,545)
Disposal of premises and equipment	435	—
Net cash used by investing activities	(144,922)	(434,107)
Cash flows from financing activities
Net increase in deposits	64,362	60,003
Net change in FHLB advances, short term	93,000	131,500
Proceeds from FHLB advances, long term	10,000	—
Repayments of note payable	—	(3,000)
Cash dividends paid	(5,191)	(4,669)
Purchases of treasury stock	(447)	(308)
Net cash from financing activities	161,724	183,526
Net change in cash and cash equivalents	61,302	(220,098)
Beginning cash and cash equivalents	86,081	306,179
Ending cash and cash equivalents	$147,383	$86,081
Supplemental cash flow information:
Interest paid	27,533	6,118
Income taxes paid	7,822	7,255
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	1,050	1,430

See accompanying notes

(1)	Commencing on January 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2023 the calculation was based on the incurred loss methodology.

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

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with eight locations in Orange County, New York, eight in Westchester County, New York, two in Rockland County, New York and one in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial & industrial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial & industrial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1.6 billion and $1.3 billion at December 31, 2023 and 2022, respectively.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Adoption of New Accounting Standards: On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification ("ASC") 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities which management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet commitments. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the incurred loss model previously applicable under GAAP. The Company recorded a net decrease to retained earnings of approximately $1.6 million as of January 1, 2023 for the cumulative effect of adopting ASC 326.  The transition adjustment includes a $1.9 million addition to our allowance for credit losses.  The increase in ACL upon CECL adoption was related to a $1.5 million increase in ACL for loans and a $442 thousand increase in ACL for unfunded commitments, as required under CECL.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table illustrates the impact to our financial statements as of January 1, 2023 upon adoption of ASC 326:

	January 1, 2023
	Impact to Consolidated Statement of Condition from ASC_326 Adoption	Tax Effect	Impact to Retained Earnings from ASC-326 Adoption
(In thousands)
Allowance for credit losses on loans	$1,483	$(282)	$1,201
Allowance for credit losses on off-balance sheet commitments	442	(82)	360
Total impact from ASC 326 adoption	$1,925	$(364)	$1,561

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and short-term FHLB advances.

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

A debt security is placed on nonaccrual status at the time any principal of interest payment becomes 90 days delinquent. Interest accrued but not recovered for a security placed on nonaccrual is reversed against interest income.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued and placed on non-accrual status at the time the loan is 120 days (in the case of residential mortgage loans) or 90 days (in the case of commercial loans) delinquent unless the loan is well-secured and in process of collection. Loans are charged off to the extent principal or interest is deemed uncollectible. Secured consumer loans, except those secured by the borrower’s primary or secondary residence, are charged off upon becoming 180 days past due, or whenever collection is doubtful, whichever occurs first. All unsecured consumer loans are charged off when they become 180 days delinquent or if it is determined that the debt is uncollectible, whichever occurs first. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated loans.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. There is no allowance for credit losses recorded for accrued interest receivable related to non-accrual loans as the accrued interest receivable is reversed at the time of non-accrual status or 90 days past due.

Allowance for Credit Losses: On January 1, 2023, the Company adopted ASU 2016-13, Topic 326, which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

The allowance for credit losses ("ACL") on loans held for investment is the combination of the allowance for credit losses and the reserve for unfunded loan commitments. The allowance for credit losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Statements of Condition. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

Allowance for Loan Losses under incurred methodology prior to CECL Adoption on January 1, 2022

The allowance for loan and lease losses was a valuation allowance for loan losses that was management’s estimate of probable incurred losses in the loan portfolio. Under this accounting method, the process to determine reserves utilized analytical tools and management judgment and was reviewed on a quarterly basis. When management was reasonably certain that a loan balance was not fully collectable, an impairment analysis was completed whereby a specific reserve could be established or a full or partial charge off was recorded against the allowance.  Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, asset quality information, economic conditions and other factors. Allocations of the allowance could be made for specific loans via a specific reserve, but the entire allowance was available for any loan that, in management’s judgment, should be charged off.

The allowance consisted of specific and general components. The specific component of the allowance relates to loans that were individually classified as impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

A loan was impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans are individually evaluated for impairment when they were classified as substandard.  If a loan was considered impaired, a portion of the allowance could be allocated so that the loan was reported, net, at the present value of estimated future cash flows using the loan’s existing rate or if repayment is expected solely from the underlying collateral, the loan principal balance was compared to the fair value of collateral less estimated disposition costs to determine the need, if any, for a charge off.

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of allowance is determined by portfolio segment using a discounted cash flow ("DCF") model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to unemployment rates, national gross domestic product and other indices.  Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: changes in policies and procedures; changes in nature/volume of portfolio; levels of delinquencies and non-accruals; concentration of credit; quality of the bank’s loan review system; experience, ability and depth of management; national and local economic trends and conditions; and competitive, legal, and regulatory environment impacts.  All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the ACL results in two forms of allocations, quantitative and qualitative. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

When management identifies loans that do not share common risk characteristics (i.e., are not similar to other loans within a pool) they are evaluated on an individual basis. These loans are not included in the collective evaluation. For loans identified as having a likelihood of foreclosure or that the borrower is experiencing financial difficulty, a collateral dependent approach is used. These are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient method to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral or purpose. The following portfolio classes have been identified:

●	1-4 family residential construction loans;
●	Other construction loans and all land development and other land loans;
●	Loans secured by farmland (including farm residential and other improvements);
●	Revolving, open-end loans secured by 1-4 residential properties;
●	Loans secured by first liens;
●	Loans secured by junior liens;
●	Loans secured by multifamily (5 or more) residential properties;
●	Loans secured by owner-occupied, nonfarm nonresidential properties;
●	Commercial and Industrial loans;
●	Credit cards;
●	Other revolving credit plans;
●	Automobile loans;
●	Obligations (other than securities and leases); and
●	Unknown

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

Leases: Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.

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

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. As of December 31, 2023 and 2022, there are approximately 3,528 and 11,677 in participating securities for these periods. Earnings and dividends per share are restated for any stock splits and stock dividends through the date of issuance of the financial statements. The Company currently maintains a simple capital structure, which includes restricted stock with participation rights to dividends, thus there are no dilutive effects on earnings per share.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income(loss). Other comprehensive income(loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan and deferred compensation, which are also recognized as separate components of equity.

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

Recent Accounting Pronouncements: In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for TDRs for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 concurrently with the adoption of ASU 2016-13.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. ASU 2023-09 is effective for the Company beginning January 1, 2025. The Company is evaluating the effect that ASU 2023-09 will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost, fair value, and allowance for credit losses of investment securities at December 31, 2023 and 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2023
U.S. government agencies and treasuries	$96,736	$21	$(9,690)	$—	$87,067
Mortgage-backed securities - residential	257,804	45	(30,931)	—	226,918
Mortgage-backed securities - commercial	79,589	—	(16,286)	—	63,303
Corporate Securities	23,529	—	(4,253)	—	19,276
Obligations of states and political subdivisions	103,336	91	(10,043)	—	93,384
Total debt securities	$560,994	$157	$(71,203)	$—	$489,948

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2022
U.S. government agencies and treasuries	$104,734	$25	$(11,009)	$93,750
Mortgage-backed securities - residential	283,774	17	(34,640)	249,151
Mortgage-backed securities - commercial	80,916	—	(13,152)	67,764
Corporate Securities	28,559	—	(2,901)	25,658
Obligations of states and political subdivisions	111,971	48	(14,881)	97,138
Total debt securities	$609,954	$90	$(76,583)	$533,461

Proceeds from sales of securities and associated gains and losses during 2023 and 2022.

	2023	2022
Proceeds	$7,296	$—
Gross gains	130	—
Gross losses	23	—

The amortized cost and fair value of debt securities as of December 31, 2023 are shown by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,969	$7,960
Due after one through five years	30,901	28,824
Due after five through ten years	54,520	47,200
Due after ten years	130,211	115,743
	223,601	199,727
Mortgage-backed securities	337,393	290,221
Total debt securities	$560,994	$489,948

Securities pledged at year-end 2023 and 2022 had a carrying amount of $317,855 and $323,674 and were pledged to secure public deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Mortgage-backed securities are issued by FNMA, FHLMC, or GNMA. Obligations of states and political subdivisions consist of general obligations of municipalities in the state of New York.

At year-end 2023 and 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses for which an allowance for credit loss has not been recorded at December 31, 2023 and 2022, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2023
U.S. government agencies and treasuries	$438	$(1)	$83,003	$(9,689)	$83,441	$(9,690)
Mortgage-backed securities - residential	9,169	(171)	215,301	(30,760)	224,470	(30,931)
Mortgage-backed securities - commercial	1,223	(10)	62,080	(16,276)	63,303	(16,286)
Corporate Securities	—	—	19,276	(4,253)	19,276	(4,253)
Obligations of states and political subdivisions	513	(2)	83,470	(10,041)	83,983	(10,043)
Total debt securities	$11,343	$(184)	$463,130	$(71,019)	$474,473	$(71,203)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2022
U.S. government agencies	$47,064	$(2,414)	$41,718	$(8,595)	$88,782	$(11,009)
Mortgage-backed securities - residential	129,352	(9,290)	118,762	(25,350)	248,114	(34,640)
Mortgage-backed securities - commercial	21,190	(2,849)	46,574	(10,303)	67,764	(13,152)
Corporate Securities	12,503	(1,007)	13,155	(1,894)	25,658	(2,901)
Obligations of states and political subdivisions	57,287	(6,763)	32,479	(8,118)	89,766	(14,881)
Total debt securities	$267,396	$(22,323)	$252,688	$(54,260)	$520,084	$(76,583)

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost as well as a potential market for sale, the Company determined that there was no value to its corporate bond issued by Signature Bank due to its failure. Accordingly, the Company wrote off the amount of the corporate bond totaling $5.0 million during the quarter ended June 30, 2023. The amount of the write-down was initially recorded through an allowance for credit losses. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no other than temporary impairment loss recognized on any securities during the year ended December 31, 2022.

Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.3 million and $2.5 million at December 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The following is a discussion of the credit quality characteristics and assessment of potential credit losses of major portfolio segments carrying material unrealized losses as of December 31, 2023.

As of December 31, 2023, the Company’s security portfolio consisted of 276 securities, 243 of which were in an unrealized loss position. As of December 31, 2022, the Company’s security portfolio consisted of 296 securities, 264 of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

which were in an unrealized loss position. Unrealized losses are related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

Obligations of U.S. Governmental agencies and sponsored enterprises:

The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2023. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to have credit impairment. Furthermore, the Company considers these obligations to carry zero credit loss estimates, no allowance for credit losses was recorded as of December 31, 2023.

Commercial and Residential Mortgage-Backed Securities:

The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential and commercial mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2023. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, the Company does not consider these securities to have credit impairment at December 31, 2023. All securities are performing and the Company considers these securities to carry a very low risk of loss, no allowance for credit losses was recorded as of December 31, 2023.

Corporate Securities:

The Company’s corporate securities portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviews the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. During 2023, the Company wrote-off an investment in corporate subordinated debt held in this category. At December 31, 2023, the Company considers the potential credit risk of the issuers to be immaterial, and no allowance for credit losses was recorded at year end.

Obligations of states and political subdivisions:

At year-end 2023, securities in the Company’s portfolio of AFS Obligations of states and political subdivisions were in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2023. The Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to have credit impairment at December 31, 2023. All securities are performing and no allowance for credit loss was recorded as of December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the activity in the allowance for credit losses associated with investment securities for the twelve months ended December 31, 2023:

Allowance for credit losses -investments:
Beginning balance	$—
Provision for credit losses	5,000
Charge-offs	5,000
Recoveries	—
Ending balance	$—

Note 3 — Loans

Loans at year-end were as follows:

	2023	2022
Commercial and industrial	$273,562	$258,901
Commercial real estate	1,259,356	1,098,054
Commercial real estate construction	85,725	109,570
Residential real estate	78,321	74,277
Home equity	13,546	12,329
Consumer	36,552	16,299
Total Loans	1,747,062	1,569,430
Allowance for credit losses	(25,182)	(21,832)
Net Loans	$1,721,880	$1,547,598

Included in commercial and industrial loans as of December 31, 2023 and 2022 were PPP loans of $215 thousand and $1.7 million.

Allowance for Credit Losses

The Company engaged a third-party vendor to assist in the CECL calculation and internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. The Company uses Probability of Default (“PD”) and Loss Given Default (“LGD”) with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively evaluated loans. The Company uses a reasonable and supportable period of one year, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

●	methods based on probability of default and loss given default which are modeled based on macroeconomic scenarios;
●	a reasonable and supportable forecast period determined based on management’s current review of macroeconomic environment;
●	a reversion period after the reasonable and supportable forecast period;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

●	estimated prepayment rates based on the Company’s historical experience and future macroeconomic environment;
●	estimated credit utilization rates based on the Company’s historical experience and future macroeconomic environment; and
●	incorporation of qualitative factors not captured within the modeled results. The qualitative factors include but are not limited to changes in lending policies, business conditions, changes in the nature and size of the portfolio, portfolio concentrations, and external factors such as competition.

Allowance for Credit Losses are aggregated for the major loan segments, with similar risk characteristics, summarized below. However, for the purposes of calculating the reserves, these segments may be further broken down into loan classes by risk characteristics that include but are not limited to regulatory call codes, industry type, geographic location, and collateral type.

Residential real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential real estate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying properties may be adversely affected by higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

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

The following table presents the activity in the allowance for credit losses by portfolio segment for each of the years ending December 31, 2023 and 2022 (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.):

	Year Ended December 31, 2023
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,792	(8)	(227)	(17)	(129)	1,483
Provision for credit losses*	731	1,544	(472)	963	5	243	3,014
Charge-offs	(1,569)	—	—	—	—	(37)	(1,606)
Recoveries	75	173	—	—	—	211	459
Ending balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182

* Additional provision related to off balance sheet exposure was a credit of $146 thousand for the year

	Year Ended December 31, 2022
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,901	$11,183	$964	$272	$80	$261	$17,661
Provision for credit losses	5,505	3,129	288	138	(17)	474	9,517
Charge-offs	(4,962)	—	—	(65)	—	(479)	(5,506)
Recoveries	66	52	—	—	—	42	160
Ending balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of December 31, 2023 and 2022:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$157	$308	$—	$94	$—	$—	$559
collectively evaluated for impairment	4,662	17,565	772	987	51	586	24,623
Total ending allowance balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Loans:
Ending balance:
individually evaluated for impairment	$556	$21,210	$—	$1,239	$—	$94	$23,099
collectively evaluated for impairment	273,006	1,238,146	85,725	77,082	13,546	36,458	1,723,963
Total ending loans balance	$273,562	$1,259,356	$85,725	$78,321	$13,546	$36,552	$1,747,062

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending balance:
individually evaluated for impairment	$653	$380	$—	$—	$—	$—	$1,033
collectively evaluated for impairment	4,857	13,984	1,252	345	63	298	20,799
Total ending allowance balance	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Loans:
Ending balance:
individually evaluated for impairment	$1,003	$22,956	$—	$1,254	$51	$104	$25,368
collectively evaluated for impairment	257,898	1,075,098	109,570	73,023	12,278	16,195	1,544,062
Total ending loans balance	$258,901	$1,098,054	$109,570	$74,277	$12,329	$16,299	$1,569,430

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $215 thousand and $1.7 million as of December 31, 2023 and 2022. PPP loans receivable are guaranteed by the SBA and have no allocation of the allowance for loan losses.

Individually Analyzed Loans

Effective January 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

designated pool of loans, under the Corporation's CECL methodology. Loans individually analyzed include certain non-accrual commercial, as well as certain accruing loans previously identified under prior troubled debt restructuring (TDR) guidance.

As of December 31, 2023, the amortized cost basis of individually analyzed loans was $23.6 million, of which $16.8 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of December 31, 2023 (in thousands):

	At December 31, 2023

	Principal Balance	Related Allowance

	(Dollars in thousands)

Commercial and industrial	$—	$—
Commercial real estate (1)	15,594	100
Commercial real estate construction	—	—
Residential real estate (2)	1,239	94
Home equity	—	—
Consumer	—	—
Total	$16,833	$194

(1)	Commercial real estate – secured by various types of commercial real estate
(2)	Residential real estate – secured by residential real estate

Differing from the methodology for analyzing loans on an individual basis used as of December 31, 2023, as described above, prior to January 1, 2023, the Corporation considered a loan to be impaired for credit analysis purposes when, based on currently available information, it was deemed probable that the Corporation would not be able to collect on the loan's contractually determined principal and interest payments. Impaired loans included loans on non-accrual status and troubled debt restructurings (TDRs). The Corporation identified loss allocations for impaired loans on an individual basis, and in conformity with its methodology under the incurred loss framework.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2022:

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

The following tables present the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2023 and December 31, 2022.

	Non-Accrual
	with No Allowance			Loans Past Due Over 90 Days
	for Credit Loss	Non-accrual		Still Accruing
	2023	2023	2022	2023	2022
Commercial and industrial	$285	$556	$1,003	$—	$1,850
Commercial real estate	2,391	2,692	3,882	—	—
Commercial real estate construction	—	—	—	—	—
Residential real estate	591	1,179	1,188	—	—
Home equity	—	—	51	—	—
Consumer	—	—	—	—	477
Total	$3,267	$4,427	$6,124	$—	$2,327

The following table presents the aging of the amortized cost in past-due loans as of December 31, 2023 and 2022 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2023
Commercial and industrial	$229	$—	$327	$556	$273,006
Commercial real estate	20	—	300	320	1,259,035
Commercial real estate construction	—	—	—	—	85,725
Residential real estate	—	—	1,167	1,167	77,155
Home equity	—	—	—	—	13,546
Consumer	—	—	—	—	36,552
Total	$249	$—	$1,794	$2,043	$1,745,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2022
Commercial and industrial	$1,497	$1,583	$2,854	$5,934	$252,967
Commercial real estate	563	—	952	1,515	1,096,539
Commercial real estate construction	—	—	—	—	109,570
Residential real estate	2	—	1,188	1,190	73,087
Home equity	—	—	—	—	12,329
Consumer	584	634	476	1,694	14,605
Total	$2,646	$2,217	$5,470	$10,333	$1,559,097

As of December 31, 2023, loans in the process of foreclosure were $1,840 of which $1,504 were secured by residential real estate. As of December 31, 2022, loans in the process of foreclosure were $2,016 of which $578 were secured by residential real estate.

Loan Modifications to Borrowers Experiencing Financial Difficulty: The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans to borrowers experiencing financial difficulty which were modified during the twelve months ended December 31, 2023 and 2022, respectively. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually analyzed for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2023 and gross charge-offs for the twelve months ended December 31, 2023:

								Revolving
							Revolving	Loans to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$46,009	56,896	48,103	44,329	26,500	39,953	—	—	$261,790
Special Mention	100	7,521	—	—	—	225	—	—	7,846
Substandard	408	384	729	842	—	1,563	—	—	3,926
Total Commercial and industrial	$46,517	64,801	48,832	45,171	26,500	41,741	—	—	$273,562
Current period gross charge-offs	23	—	—	510	439	597	—	—	1,569

Commercial real estate
Pass	$197,300	328,445	237,198	162,619	88,322	202,800	3,298	—	$1,219,982
Special Mention	—	—	9,957	—	2,959	12,042	—	—	24,958
Substandard	—	—	430	2,391	6,133	5,462	—	—	14,416
Total Commercial real estate	$197,300	328,445	247,585	165,010	97,414	220,304	3,298	—	$1,259,356
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$11,116	26,876	37,326	10,407	—	—	—	—	$85,725
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$11,116	26,876	37,326	10,407	—	—	—	—	$85,725
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$19,196	17,810	8,825	9,253	4,475	17,583	—	—	$77,142
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	589	590	—	—	1,179
Total Residential real estate	$19,196	17,810	8,825	9,253	5,064	18,173	—	—	$78,321
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$48	68	15	—	57	—	11,595	1,763	$13,546
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Home Equity	$48	68	15	—	57	—	11,595	1,763	$13,546
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$28,930	8	—	1,789	22	63	5,646	—	$36,458
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	94	—	—	94
Total Consumer	$28,930	8	—	1,789	22	157	5,646	—	$36,552
Current period gross charge-offs	—	—	11	—	25	1	—	—	37

Total Loans	$303,107	438,008	342,583	231,630	129,057	280,375	20,539	1,763	$1,747,062

Gross charge-offs	$23	—	11	510	464	598	—	—	$1,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial and industrial	$256,939	$575	$1,387	$—	$—	$258,901
Commercial real estate	1,074,952	7,399	15,703	—	—	1,098,054
Commercial real estate construction	109,570	—	—	—	—	109,570
Residential real estate	73,089	—	1,188	—	—	74,277
Home equity	12,278	—	51	—	—	12,329
Consumer	16,195	—	104	—	—	16,299
Total	$1,543,023	$7,974	$18,433	$—	$—	$1,569,430

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, had the following activity for the years ended December 31, 2023 and 2022. The table below presents all activity related to regulation O loans as of December 31, 2023 and 2022 are as follows:

	2023	2022
Balance, beginning of year	$16,891	$5,076
Additions	—	11,876
Repayments	(416)	(61)
Balance, end of year	$16,475	$16,891

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

Collateral Dependent Loans and Other Real Estate Owned: The fair value of collateral dependent loans and other real estate owned that are individually evaluated for impairment are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach and resulted in a Level 3 classification of the inputs for determining fair value. Non-real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$87,067	$—	$87,067	$—
Mortgage-backed securities	290,221	—	290,221	—
Corporate securities	19,276	—	16,541	2,735
Obligations of states and political subdivisions	93,384	—	93,384	—
Total securities available-for-sale	$489,948	$—	$487,213	$2,735

The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators. During 2023, there was a transfer from Level 2 to Level 3 related to subordinated debt of one entity with limited availability of market pricing.

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

There were no transfers between Level 1 and Level 2 during 2023 or 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022 are summarized below:

Fair Value Measurements Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial Real Estate, Residential Real Estate	$695	$—	$—	$695

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2022	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans - Commercial Real Estate	$204	$—	$—	$204

The fair value amounts shown in the above table are collateral dependent loans net of reserves allocated to said loans. The total reserves allocated to these collateral dependent loans are $194 for December 31, 2023 and $112 for December 31, 2022.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at December 31, 2023 and 2022:

	Fair Value			Range
December 31, 2023	Value	Valuation Technique	Unobservable Input	(Average)
Collateral dependent loans - Commercial Real Estate, Residential Real Estate	$695	Appraisal of collateral(1)	Appraisal and liquidation	20%-64%
			adjustments(2)	(57)%

	Fair Value			Range
December 31, 2022	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans - Commercial Real Estate	$204	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at December 31, 2023 and 2022:

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$147,383	$147,383	$147,383	$—	$—
Loans, net	1,721,880	1,634,581	—	—	1,634,581
Accrued interest receivable	5,934	5,934	—	2,343	3,591
Restricted investment in bank stocks	14,525	NA	—	—	—
Financial liabilities:
Deposits	2,038,749	2,037,798	1,817,232	220,566	—
FHLB advances, short term	224,500	223,982		223,982
FHLB advances, long term	10,000	9,914	—	9,914	—
Subordinated notes, net of issuance costs	19,520	25,490	—	25,490	—
Accrued interest payable	2,113	2,113	—	2,113	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$86,081	$86,081	$86,081	$—	$—
Loans, net	1,547,598	1,503,543	—	—	1,503,543
Accrued interest receivable	6,320	6,320	—	2,448	3,872
Restricted investment in bank stocks	9,562	NA	—	—	—
Financial liabilities:
Deposits	1,974,387	1,972,387	1,881,354	91,033	—
FHLB advances, short term	131,500	131,255	—	131,255	—
Subordinated notes, net of issuance costs	19,447	19,682	—	19,682	—
Accrued interest payable	267	267	—	267	—

Note 5 — Premises and Equipment

Year-end premises and equipment were as follows:

	2023	2022
Land	$4,661	$3,152
Buildings and improvements	13,194	13,741
Furniture and equipment	7,896	7,436
Leasehold improvements	8,119	6,874
	33,870	31,203
Accumulated depreciation and amortization	(17,710)	(16,464)
Premises and equipment, net	$16,160	$14,739

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Depreciation included in occupancy expense on the Consolidated Statements of Income amounted to $1,681 in 2023 and $1,407 in 2022.

Note 6 — Goodwill and Intangible Assets

Goodwill: The changes in goodwill during the years are as follows:

	2023	2022
Beginning of year	$5,359	$5,359
Acquired goodwill impairment	—	—
End of year	$5,359	$5,359

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2023, the Company’s reporting unit had positive equity and the Company elected to perform a Step 0 qualitative analysis and concluded that there was no goodwill impairment.

Acquired Intangible Assets: Acquired intangible assets were as follows at year-end:

	Gross
	Intangible	Accumulated
	Asset	Amortization
December 31, 2023
Customer lists and intangible assets	$4,284	(3,177)
	$4,284	(3,177)
December 31, 2022
Customer lists and intangible assets	$4,284	(2,892)
	$4,284	(2,892)

Aggregate amortization expense was $285 for 2023 and $286 for 2022. Estimated amortization expense for each of the next three years is $286 per year, then $249 in the fourth year.

Note 7 — Deposits

A summarized analysis of the Bank’s deposits at December 31, 2023 and 2022 follows:

	2023	2022
Non-interest bearing demand accounts	$699,203	$723,228
Interest-bearing demand accounts	304,892	284,747
Money market accounts	584,976	615,149
Savings accounts	228,161	258,230
Certificates of Deposit	221,517	93,033
Total deposits	$2,038,749	$1,974,387

Time deposits that meet or exceed the FDIC insurance limit of $250 at year-end 2023 and 2022 were $11,323, and $17,015, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2024	$210,652
2025	8,969
2026	1,896
$221,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $10,563 and $15,648 at December 31, 2023 and 2022, respectively.

Note 8 — FHLB Advances

At December 31, 2023 the FHLB advances represents borrowing under the overnight line of credit facility as follows:

	2023		2022
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) short term advances	$224,500	5.64%	$131,500	4.61%

At December 31, 2023 the FHLB advances represents long term borrowing under the fixed rate term advance that matures in 2028 as follows:

	2023		2022
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) fixed rate term advances	$10,000	3.97%	$—	—%

Additionally, the Company has outstanding municipal letters of credit (“MULOC”) outstanding with FHLB for purposes of securing public funds held by the Company. MULOC outstanding were $108,000 and $153,000 as of December 31, 2023 and 2022, respectively.

At December 31, 2023 the Bank has no securities and $929,019 of loans pledged to FHLB under a blanket lien arrangement. At December 31, 2022 the Bank had no securities and $866,014 of loans pledged to FHLB under a blanket agreement.

Based on the collateral and the Company’s holding of FHLB stock, the Company was eligible to borrow up to an additional total of $495,604 at year-end 2023 and $441,511 at year-end 2022.

Note 9 — Borrowings

As part of the acquisition of HVIA, the Company maintained a note payable for an interest only term loan. The loan interest was payable in monthly installments of $14 thousand, was unsecured and was paid off as scheduled with a balloon payment on November 16, 2022.

On September 24, 2020, the Company completed a private placement of $20 million in aggregate principal amount of fixed-to-floating rate subordinated notes (“Subordinated Notes”) to certain qualified institutional buyers and accredited institutional investors. In conjunction with the issuance, the Company incurred costs of $694, which are amortized over the life of the borrowings on a level yield basis and are included in interest on subordinated notes on the Consolidated Statements of Income. At December 31, 2023, there were $19.5 million of Subordinated Notes outstanding, which is net of the unamortized issuance costs. The Subordinated Notes have a maturity date of September 30, 2030 and bear interest, payable semi- annually, at the rate of 4.25% per annum, until September 30, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate plus 413 basis points, payable quarterly until maturity. The Company may, at its option, beginning on September 30, 2025, but not prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

thereto except upon the occurrence of certain events specified in the Subordinated Notes agreements, redeem the Subordinated Notes, in whole or in part, subject to obtaining any required regulatory approvals.

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

Information about changes in obligations and plan assets of the defined benefit pension plan follows:

	2023	2022
Change in projected benefit obligation:
Beginning of year	$21,289	$28,221
Service cost	—	—
Interest cost	1,114	808
Benefits paid	(1,470)	(1,438)
Actuarial loss	695	(6,302)
End of year	$21,628	$21,289

Change in fair value of assets:
Beginning of year	$31,778	$42,867
Contributions	1,000	1,453
Actual return on plan assets	1,982	(10,888)
Benefits paid and expenses	(1,652)	(1,654)
End of year	$33,108	$31,778

	2023	2022
Funded status at end of year (plan assets less benefit obligation)	$11,479	$10,489

Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2023	2022
Total net actuarial loss	$(10,565)	$(10,308)
Transition asset	—	—
	$(10,565)	$(10,308)

The accumulated benefit obligation was $21,628 and $21,288 at year-end 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2023	2022
Service cost	$—	$—
Interest cost	1,114	808
Expected return on plan assets	(1,643)	(1,985)
Amortization of transition cost	—	(28)
Amortization of net loss	281	—
Net periodic benefit cost/(income)	$(248)	$(1,205)
Net gain/(loss)	$539	$6,786
Amortization of transition asset	—	28
Amortization of prior service cost	—	—
Amortization of net gain/(loss)	(281)	—
Total recognized in other comprehensive income	$258	6,814
Total recognized in net periodic benefit cost and other comprehensive income	$10	$5,609

The components of net periodic benefit cost other than the service cost component are included in employee benefits in the Consolidated Statements of Income.

Assumptions

Weighted-average assumptions used to determine the benefit obligations at year-end:

	2023	2022
Discount rate	5.17%	5.44%
Rate of compensation increase	—%	—%

Weighted-average assumptions used to determine net periodic pension cost:

	2023	2022
Discount rate	5.44%	2.94%
Expected long-term rate of return on plan assets	6.00%	5.25%
Rate of compensation increase	—%	—%

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

The System currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. Effective June 25, 2013, the issuer of any security purchased must be located in a country in the MSCI (Morgan Stanley Capital International) World Index. In addition, the following are prohibited: short sales, unregistered stocks and margin purchases of equity securities, mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities, any asset backed security that is not issued by the U.S. Government or its agencies or its instrumentalities, securities of less than Baa2/BBB quality may not be purchased, securities of less than A-quality may not in the aggregate exceed 13% of the investment manager’s portfolio. An investment manager’s portfolio of commercial mortgage- backed securities and asset backed securities shall not exceed 10% of the portfolio at the time of purchase. In addition, unhedged currency exposure in countries not defined as “high income economies” by the World Bank is prohibited.

The Company’s pension plan asset allocation at year-end 2023 and 2022, target allocation and expected long-term rate of return by asset class are as follows:

	2023		2022
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash equivalents	—%	0.14%	—%	16.59%
Equity securities	30.00%	31.51%	30.00%	25.05%
Fixed income securities	15.00%	36.14%	15.00%	21.70%
Other financial instruments	55.00%	32.21%	55.00%	36.66%
Total		100.00%		100.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value of the plan assets at December 31, 2023, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2023 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Commingled pension trust funds-realty	33,108	—	33,108	—
Total plan assets	$33,108	$—	$33,108	$—

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

Contributions: The Company contributed $1,000 to its pension plan during 2023.

Estimated Future Payments: The following benefit payments which reflect future service, are expected:

Pension
Benefits
2024	$1,655
2025	1,639
2026	1,641
2027	1,603
2028	1,566
Following 5 years	$7,642

Supplemental Executive Retirement Plans

The Bank maintains a Supplemental Executive Retirement Plan for two former Chief Executive Officers to restore pension benefits that are limited due to Internal Revenue Service regulations. The benefits accrued under this plan, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition, were $691 and $665 as of December 31, 2023 and 2022, respectively.

The Bank recorded expense of $57 and $57 for the years ended December 31, 2023 and 2022, respectively, in relation to this plan. Supplemental benefits for this plan expected to be paid in each year from 2024 to 2027 are $79 each year. The aggregate supplemental benefits expected to be paid in the five years from 2028 to 2032 are $396.

The Bank also maintains a performance based Supplemental Executive Retirement Plan for the Chief Executive Officer and two Executive Vice Presidents. Contributions to this plan are based on achieving certain growth and profitability targets. The Bank recorded expense of $48 and $93 for the years ended December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Deferred Directors’ Fee Plan

The Bank and the Company maintain unfunded Deferred Director’s Fee Plans within which each director may defer the receipt of meeting fees. The benefits accrued under these plans totaled $6,241 and $6,959 at December 31, 2023 and 2022, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and the Company recorded an expense of $343 and $420 in 2023 and 2022 in relation to these plans.

Deferred Compensation Plan

The Bank maintains an unfunded Deferred Compensation Plan for certain officers. The benefits accrued under this plan totaled $18 and $32 at December 31, 2023 and 2022, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $1 and $2 in 2023 and 2022, respectively.

Deferred Incentive Retirement Plan

The Bank maintains an unfunded Deferred Incentive Retirement Plan for certain executive officers. The benefits accrued under this plan totaled $480 and $517 at December 31, 2023 and 2022, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $18 and $24 in 2023 and 2022, respectively.

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

Discretionary contributions were $456 and $440 for 2023 and 2022, respectively.

Restricted Stock Grants

The Company has a time based restricted stock plan. For the years ended December 31, 2023 and 2022 the Company recognized stock-based compensation costs of $53 and $166, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

units granted for year ended December 31, 2022 and 2023. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. Unamortized expense at December 31, 2023 was $5.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2023, and changes during the year ended December 31, 2023. There were no restricted stock awards during 2023. Accordingly, the table below presents vesting during the year:

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

The following table summarizes the activity of RSUs during the year ended December 31, 2023:

Restricted Stock Units
Non-vested RSUs at beginning of period	59,747
Granted	35,628
Vested	(17,895)
Forfeited	(4,967)
Non-vested RSUs at end of period	72,513

Note 11 — Income Taxes

Income tax expense was as follows:

	2023	2022
Current expense
Federal	$7,324	$6,488
State	244	384
Total	7,568	6,872
Deferred expense (benefit)
Federal	(12)	(934)
State	(195)	(410)
Total	(207)	(1,344)
Change in valuation allowance	310	386
Total provision for income taxes	$7,671	$5,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Effective tax rates differ from the federal statutory rate of 21% for 2023 and 2022 applied to income before taxes due to the following:

	2023	2022
Tax expense at statutory rate	$7,859	$6,356
(Decrease) increase in taxes resulting from:
Net earnings on bank-owned life insurance	(207)	(200)
Tax-exempt municipal bond income, net of disallowed interest expense	(431)	(465)
State income tax, net of federal tax benefit	39	(26)
Valuation allowance	310	386
Other	101	(137)
Total provision for income tax	$7,671	$5,914

Year-end deferred tax assets and liabilities were due to the following:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$6,835	$5,991
Reserve for unfunded commitments	150	55
Deferred loan fees, net of costs	1,082	1,130
Deferred compensation	2,650	2,420
Available for sale securities	15,264	16,063
Non-accrual interest	256	298
State NOL	2,637	2,476
Pension/deferred compensation OCI	2,814	2,463
	31,688	30,896

	2023	2022
Deferred tax liabilities:
Intangible assets	(1,077)	(1,004)
Organization costs – holding company	(36)	(24)
Organization costs – HVIA	(30)	(26)
Pension	(2,977)	(2,797)
Accumulated depreciation	(730)	(517)
Accretion	(67)	(39)
	(4,917)	(4,407)

Net deferred tax asset before valuation allowance	26,771	27,089
Valuation allowance	(7,930)	(7,993)
Net deferred tax asset	$18,841	$19,096

The Company has recorded a federal deferred tax asset that based upon an analysis of the evidence, it expects such federal deferred tax asset to be recoverable. The federal deferred tax asset is included in other assets on the balance sheet. However, due to the change in New York State tax legislation passed in March 2014, management has determined that a full valuation allowance, totaling $7,930, against the New York State portion of the deferred tax asset, which includes state net operating losses, at December 31, 2023 and 2022 is appropriate. At December 31, 2023, the Company has net operating loss carryforwards available for income tax purposes of approximately $35.4 million, with expiration dates through 2031.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company did not have any uncertain tax positions at December 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of New York and New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2019.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2023 and 2022.

	Year Ended December 31, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	325	19	(12)	332
Credit loss expense	4,065		—	4,065
Less amounts reclassified from accumulated other comprehensive income	(87)	(222)	—	(309)
Net current period other comprehensive income/(loss)	4,303	(203)	(12)	4,088
Ending balance	$(56,127)	$(8,092)	$111	$(64,108)

	Year Ended December 31, 2022
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(1,072)	$(2,506)	$135	$(3,443)
Other comprehensive income/(loss) before reclassification	(59,358)	(5,361)	(12)	(64,731)
Less amounts reclassified from accumulated other comprehensive income	—	22		22
Net current period other comprehensive income/(loss)	(59,358)	(5,383)	(12)	(64,753)
Ending balance	$(60,430)	$(7,889)	$123	$(68,196)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2023 and 2022.

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive		Affected Line Item in the Statement
Comprehensive Income Components	Income		where Net Income is Presented
	2023	2022
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$107	$—	Investment security gains, net
Total before tax	107	—
Tax effect	20	—	Provision for income taxes
Net of tax	$87	$—
Amortization of defined benefit pension items
Transition asset	—	(28)	Employee benefits
Actuarial gains	$281	$—	Employee benefits
Total before tax	281	(28)
Tax effect	59	(6)	Provision for income taxes
Net of tax	$222	$(22)
Total reclassifications for the period, net of tax	$309	$(22)

Note 13 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies.

Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities is excluded in computing regulatory capital. Management believes as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed that category.

Actual and required capital amounts and ratios are presented below at year-end.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets	$262,598	14.16%	$148,398	8.00%	$183,178	9.875%	$185,497	10.00%
Tier 1 (Core) capital to risk weighted assets	239,398	12.91%	111,298	6.00%	146,079	7.875%	148,398	8.00%
Common Tier 1 (CET1) to risk weighted assets	239,398	12.91%	83,474	4.50%	118,254	6.375%	120,573	6.50%
Tier 1 (Core) Capital to average assets	239,398	9.42%	101,640	4.00%	N/A	N/A	127,049	5.00%
December 31, 2022
Total capital to risk weighted assets	$235,346	13.95%	$134,986	8.00%	$166,624	9.875%	$168,733	10.00%
Tier 1 (Core) capital to risk weighted assets	214,243	12.70%	101,240	6.00%	132,877	7.875%	134,986	8.00%
Common Tier 1 (CET1) to risk weighted assets	214,243	12.70%	75,930	4.50%	107,567	6.375%	109,677	6.50%
Tier 1 (Core) Capital to average assets	214,243	9.09%	94,250	4.00%	N/A	N/A	117,813	5.00%

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

Right-of-use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Condition. The right-of-use assets as of December 31, 2023 and 2022 were $3,218 and $4,029, respectively. Lease liabilities as of December 31, 2023 and 2022 were $3,218 and $4,029, respectively.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

Years Ending December 31,
2024	$824
2025	800
2026	749
2027	537
2028	181
Thereafter	355
Total undiscounted lease payments	$3,446
Discount	$228
Total discounted lease payments	$3,218
Operating lease weighted average remaining lease term (years)	4.76	years
Operating lease weighted average discount rate	3.56%

Rent expense for all operating leases was $992 in 2023 and $911 in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 15 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s gross sources of noninterest income for the twelve months ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$407	$328
Other	402	365
Trust income	5,098	4,764
Investment advisory income	5,241	4,537
Investment securities gains (losses)(a)	107	—
Earnings on bank owned life insurance(a)	984	950
Other(b)	1,180	1,052
Total Noninterest Income	$13,419	$11,996
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $982 and $913 for 2023 and 2022, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $198 and $139 for 2023 and 2022, respectively, which are outside the scope of ASC 606.

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

The Bank has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Bank’s Commitments at December 31, 2023 and 2022 were as follows:

	2023	2022
Commitments to extend credit	$409,536	$389,062
Standby letters of credit	17,297	13,552

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

Note 18 — Subsequent Events

On February 15, 2024 the Company’s board of director’s declared a quarterly cash dividend of $0.23 per share on the Company’s common stock. The dividend was paid on March 15, 2024 to shareholders of record as of March 4, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 19 — Parent Company Information

Financial Information for the Company only is presented in the following tables:

Condensed Statements of Condition

	December 31,
	2023	2022
Assets
Cash and due from banks	$4,194	$4,596
Investment in subsidiaries	180,502	152,214
Goodwill and intangible assets	1,279	1,564
Other assets	198	366
Total assets	$186,173	$158,740

	December 31,
	2023	2022
Liabilities and stockholders’ equity
Subordinated notes, net of issuance costs	$19,520	$19,447
Note payable	—	—
Other liabilities	1,277	1,155
Total liabilities	20,797	20,602
Total stockholders’ equity	165,376	138,138
Total liabilities and stockholders’ equity	$186,173	$158,740

Condensed Statements of Income and Comprehensive Income (Loss)

	Years ended December 31,
	2023	2022
Operating Income
Dividend income from operating subsidiaries	$5,715	$6,792
Servicing Fee	389	553
Total operating income	6,104	7,345
Operating Expenses
Interest on borrowings	922	1,077
Salaries and employee benefits	392	553
Professional fees	585	413
Directors’ fees and expenses	225	162
Intangible amortization	285	286
Other expenses and income taxes	(23)	(28)
Total operating expenses	2,386	2,463
Equity in undistributed earnings of subsidiary	25,760	19,481
Net income	$29,478	$24,363
Comprehensive income	$33,566	$(40,390)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net income after equity in undistributed earnings of subsidiary	$29,478	$24,363
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary companies	(25,760)	(19,481)
Stock-based compensation	818	503
Amortization of intangibles	285	286
Restricted stock expense	53	166
Other, net	362	295
Net cash provided by (used in) operating activities	5,236	6,132
Cash flows from investing activities
Investment in operating subsidiary	—	(18,000)
Net cash used in investing activities	—	(18,000)
Cash flows from financing activities
Repayment of note payable	—	(3,000)
Dividends paid, common stock	(5,191)	(4,669)
Purchases of treasury stock	(447)	(308)
Net cash (used in) provided by financing activities	(5,638)	(7,977)
Net increase in cash and cash equivalents	(402)	(19,845)
Cash and cash equivalents at beginning of year	4,596	24,441
Cash and cash equivalents at end of year	$4,194	$4,596

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

Significant segment totals are reconciled to the financial statements as follows:

	For the twelve months ended December 31, 2023
	Banking	Wealth Management	Total Segments
Net interest income	$88,391	$—	$88,391
Noninterest income	3,080	10,339	13,419
Provision for credit loss - investments	(5,000)	—	(5,000)
Provision for credit loss	(2,868)	—	(2,868)
Noninterest expenses	(49,015)	(7,778)	(56,793)
Income tax expense	(7,133)	(538)	(7,671)
Net income	$27,455	$2,023	$29,478
Total assets	$2,476,610	$8,858	$2,485,468

	For the twelve months ended December 31, 2022
	Banking	Wealth Management	Total Segments
Net interest income	$78,088	$—	$78,088
Noninterest income	2,695	9,301	11,996
Provision for loan loss	(9,517)	—	(9,517)
Noninterest expenses	(42,898)	(7,392)	(50,290)
Income tax expense	(5,513)	(401)	(5,914)
Net income	$22,855	$1,508	$24,363
Total assets	$2,279,469	$7,865	$2,287,334

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Orange County Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2023 regarding the Company’s equity compensation plan that has been approved by stockholders. The Company has no equity-based benefit plans that were not approved by stockholders.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted average option	available for issuance under
	options and rights	exercise price	plan
2019 Equity Incentive Plan	-	-	258,375

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

(A) Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

(B) Consolidated Statements of Condition - at December 31, 2023 and 2022

(C) Consolidated Statements of Income - Years ended December 31, 2023 and 2022

(D) Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023 and 2022

(E) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2023 and 2022

(F) Consolidated Statements of Cash Flows - Years ended December 31, 2023 and 2022

(G) Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits (* documents filed or furnished with this report)

3.1

Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

3.2

Bylaws of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.1

Form of Common Stock Certificate of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.2

Form of 4.25% Fixed-to-Floating Rate Subordinated Note due 2030 of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)

10.1

Amended and Restated Employment Agreement by and between Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2023)+

10.2

Amended and Restated Employment Agreement by and between Orange Bank & Trust Company and Joseph A. Ruhl, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on December 29, 2023)+

10.3

Change in Control Agreement by and between Orange Bank & Trust Company and Robert Peacock, effective as of February 18, 2022 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)+

10.4

Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.5

Amended and Restated Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on December 29, 2023)+

10.6

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Joseph A. Ruhl (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.7

Employment Agreement by and between Hudson Valley Investment Advisors, Inc. and Gustave J. Scacco, effective as of January 30, 2015(incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)+

10.8

Orange Bank & Trust Company Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.9

Orange Bank & Trust Company Annual Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021) +

10.10

Orange County Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.11

Form of Subordinated Note Purchase Agreement, dated as of September 24, 2020, by and between Orange County Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

10.12

Orange County Bancorp, Inc. Stock-Based Deferral Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.13

Orange Bank & Trust Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2022)+

10.14

Orange County Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 14, 2023 (file no. 001-40711)) +

10.15*	Orange Bank & Trust Company Change in Control Severance Plan for Senior Executives+

21*	Subsidiaries of Registrant

23.1*	Consent of Crowe LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Michael J. Gilfeather
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Michael J. Gilfeather Michael J. Gilfeather	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024

/s/ Michael Lesler Michael Lesler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024

/s/ Jonathan F. Rouis Jonathan F. Rouis	Chairman of the Board	March 29, 2024

/s/ Gregory F. Holcombe Gregory F. Holcombe	Director	March 29, 2024

/s/ Olga Luz Tirado Olga Luz Tirado	Director	March 29, 2024

/s/ William D. Morrison William D. Morrison	Director	March 29, 2024

/s/ Marianna R. Kennedy Marianna R. Kennedy	Director	March 29, 2024

/s/ Louis Heimbach Louis Heimbach	Director	March 29, 2024

/s/ Richard B. Rowley Richard B. Rowley	Director	March 29, 2024

/s/ Terry R. Saturno Terry R. Saturno	Director	March 29, 2024

/s/ Gustave J. Scacco Gustave J. Scacco	Director	March 29, 2024

/s/Kevin J. Keane Kevin J. Keane	Director	March 29, 2024