Form 10-Q
period 2024-03-31
Orange County Bancorp, Inc. /DE/
filed 2024-05-15
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, there were 5,657,458 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$144,726	$147,383
Investment securities – available-for-sale (amortized cost $553,727, net of allowance for credit losses of $0 at March 31, 2024 and $560,994, net of allowance for credit losses of $0 at December 31, 2023)	476,077	489,948
Restricted investment in bank stocks	5,711	14,525
Loans	1,732,550	1,747,062
Allowance for credit losses	(25,473)	(25,182)
Loans, net	1,707,077	1,721,880
Premises and equipment, net	16,019	16,160
Accrued interest receivable	10,135	5,934
Bank owned life insurance	41,689	41,447
Goodwill	5,359	5,359
Intangible assets	1,035	1,107
Other assets	44,685	41,725
TOTAL ASSETS	$2,452,513	$2,485,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$635,952	$699,203
Interest bearing	1,513,479	1,339,546
Total deposits	2,149,431	2,038,749
FHLB advances, short term	28,000	224,500
BTFP borrowings, short term	50,000	—
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	19,538	19,520
Accrued expenses and other liabilities	26,876	27,323
TOTAL LIABILITIES	2,283,845	2,320,092
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,657,458 and 5,651,311 outstanding, at March 31, 2024 and December 31, 2023, respectively	2,842	2,842
Surplus	120,525	120,392
Retained Earnings	115,351	107,361
Accumulated other comprehensive income (loss), net of taxes	(69,092)	(64,108)
Treasury stock, at cost; 25,846 and 31,993 shares at March 31, 2024 and December 31, 2023, respectively	(958)	(1,111)
TOTAL STOCKHOLDERS’ EQUITY	168,668	165,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,452,513	$2,485,468

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$25,614	$21,836
Interest on investment securities:
Taxable	3,226	3,073
Tax exempt	568	597
Interest on Federal funds sold and other	1,665	858
TOTAL INTEREST INCOME	31,073	26,364
INTEREST EXPENSE
Savings and NOW accounts	4,577	2,430
Time deposits	2,414	459
FHLB advances	2,251	2,105
Note payable	—	—
Subordinated notes	230	231
TOTAL INTEREST EXPENSE	9,472	5,225
NET INTEREST INCOME	21,601	21,139
Provision for credit losses- investments	(1,900)	5,000
Provision for credit losses - loans	260	1,355
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	23,241	14,784
NONINTEREST INCOME
Service charges on deposit accounts	235	174
Trust income	1,312	1,176
Investment advisory income	1,575	1,198
Investment securities gains, net	—	107
Earnings on bank owned life insurance	242	238
Other	322	277
TOTAL NONINTEREST INCOME	3,686	3,170
NONINTEREST EXPENSE
Salaries	6,738	6,254
Employee benefits	2,122	1,867
Occupancy expense	1,161	1,254
Professional fees	1,436	1,048
Directors’ fees and expenses	322	230
Computer software expense	1,235	1,223
FDIC assessment	418	330
Advertising expenses	364	276
Advisor expenses related to trust income	33	29
Telephone expenses	187	169
Intangible amortization	72	71
Other	1,222	1,277
TOTAL NONINTEREST EXPENSE	15,310	14,028
Income before income taxes	11,617	3,926
Provision for income taxes	2,327	696
NET INCOME	$9,290	$3,230

Basic and diluted earnings per share	$1.65	$0.57
Weighted average shares outstanding	5,634,937	5,625,660

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net Income	$9,290	$3,230
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(6,604)	7,190
Credit loss expense	—	5,000
Reclassification adjustment for (gains) included in net income	—	(107)
Tax effect	(1,386)	2,453
Net of tax	(5,218)	9,630
Defined benefit pension plans:
Net gain arising during the period	300	500
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	—
Tax effect	63	105
Net of tax	237	395
Deferred compensation liability:
Unrealized loss	(4)	(4)
Tax effect	(1)	(1)
Net of tax	(3)	(3)
Total other comprehensive income/(loss)	(4,984)	10,022
Total comprehensive income	$4,306	$13,252

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$2,842	$120,107	$83,074	$(68,196)	$(1,250)	$136,577
Net income	—	—	3,230	—	—	3,230
Other comprehensive income, net of taxes	—	—	—	10,022	—	10,022
Cash dividends declared ($0.23 per share)	—	—	(1,297)	—	—	(1,297)
Treasury stock purchased (5,685 shares)	—	—	—	—	(293)	(293)
Restricted stock expense	—	28	—	—	—	28
Stock-based compensation (5,853 shares)	—	133	—	—	180	313
Balance, March 31, 2023	$2,842	$120,268	$85,007	$(58,174)	$(1,363)	$148,580

Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	9,290	—	—	9,290
Other comprehensive loss, net of taxes	—	—	—	(4,984)	—	(4,984)
Cash dividends declared ($0.23 per share)	—	—	(1,300)	—	—	(1,300)
Treasury stock purchased (6,230 shares)	—	—	—	—	(287)	(287)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (12,377 shares)	—	128	—	—	440	568
Balance, March 31, 2024	$2,842	$120,525	$115,351	$(69,092)	$(958)	$168,668

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$9,290	$3,230
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,640)	6,355
Depreciation	393	498
Accretion on loans	(487)	(748)
Amortization of intangibles	72	71
Amortization of subordinated notes issuance costs	18	19
Investment securities (gains) losses	—	(107)
Restricted stock expense	5	28
Stock-based compensation	568	313
Net amortization of investment premiums	264	321
Earnings on bank owned life insurance	(242)	(238)
Net change in:
Accrued interest receivable	(4,201)	359
Other assets	(1,337)	145
Other liabilities	(450)	(2,074)
Net cash from operating activities	2,253	8,172
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(669)	(3,112)
Proceeds from sales of investment securities available-for-sale	—	7,296
Proceeds from paydowns of investment securities available-for-sale	7,421	11,587
Proceeds from maturities and calls of investment securities available-for-sale	250	1,416
Purchase of restricted investment in bank stocks	(7,499)	(18,326)
Proceeds from redemptions of restricted investment in bank stocks	16,313	13,487
Net decrease (increase) in loans	16,931	(96,331)
Purchase of premises and equipment	(252)	(2,338)
Disposal of premises and equipment	—	—
Net cash from/(used) by investing activities	32,495	(86,321)
Cash flows from/(used) financing activities
Net increase in deposits	110,682	51,455
Net change in FHLB advances, short term	(196,500)	97,500
Proceeds from FHLB advances, long term	—	10,000
Net change in FRB Borrowings	50,000	—
Cash dividends paid	(1,300)	(1,297)
Purchases of treasury stock	(287)	(293)
Net cash from/(used) financing activities	(37,405)	157,365
Net change in cash and cash equivalents	(2,657)	79,216
Beginning cash and cash equivalents	147,383	86,081
Ending cash and cash equivalents	$144,726	$165,297
Supplemental cash flow information:
Interest paid	10,078	5,442
Income taxes paid	99	102
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	513	858

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.7 billion and $1.6 billion at March 31, 2024 and December 31, 2023, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2024, the results of operations, comprehensive income, changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and cash flow statements for the three months ended March 31, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Individually evaluated loans are primarily non-accrual and collateral dependent loans. Furthermore, the Company evaluates the pooling methodology at least annually to ensure that loans with similar risk characteristics are pooled appropriately. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off. The Company does not estimate expected losses on accrued interest receivable on loans, as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to a loan becomes doubtful.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at March 31, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale March 31, 2024
U.S. government agencies and treasuries	$95,665	$28	$(10,502)	$—	$85,191
Mortgage-backed securities - residential	251,720	6	(35,032)	—	216,694
Mortgage-backed securities - commercial	79,121	—	(16,614)	—	62,507
Corporate Securities	23,524	—	(4,349)	—	19,175
Obligations of states and political subdivisions	103,697	55	(11,242)	—	92,510
Total debt securities	$553,727	$89	$(77,739)	$—	$476,077

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale December 31, 2023
U.S. government agencies and treasuries	$96,736	$21	$(9,690)	$87,067
Mortgage-backed securities - residential	257,804	45	(30,931)	226,918
Mortgage-backed securities - commercial	79,589	—	(16,286)	63,303
Corporate Securities	23,529	—	(4,253)	19,276
Obligations of states and political subdivisions	103,336	91	(10,043)	93,384
Total debt securities	$560,994	$157	$(71,203)	$489,948

Proceeds from sales of securities and associated gains and losses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Proceeds	$—	$7,296

Gross realized gains	$—	$130
Gross realized losses	—	23
Net gain on sales of securities	—	107
Tax provision on realized net gains and loss	—	22
Net gain on sales of securities, after tax	$—	$85

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of March 31, 2024 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$8,877	$8,888
Due after one through five years	30,991	28,777
Due after five through ten years	56,771	48,741
Due after ten years	126,247	110,470
	222,886	196,876
Mortgage-backed securities	330,841	279,201
Total debt securities	$553,727	$476,077

Securities pledged at March 31, 2024 and December 31, 2023 had a carrying amount of $328,233 and $317,855 and were pledged to secure public deposits.

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale March 31, 2024
U.S. government agencies and treasuries	$685	$(1)	$80,906	$(10,501)	$81,591	$(10,502)
Mortgage-backed securities - residential	8,284	(128)	206,994	(34,904)	215,278	(35,032)
Mortgage-backed securities - commercial	1,209	(22)	61,298	(16,592)	62,507	(16,614)
Corporate Securities	—	—	19,175	(4,349)	19,175	(4,349)
Obligations of states and political subdivisions	5,067	(28)	82,181	(11,214)	87,248	(11,242)
Total debt securities	$15,245	$(179)	$450,554	$(77,560)	$465,799	$(77,739)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2023
U.S. government agencies	$438	$(1)	$83,003	$(9,689)	$83,441	$(9,690)
Mortgage-backed securities - residential	9,169	(171)	215,301	(30,760)	224,470	(30,931)
Mortgage-backed securities - commercial	1,223	(10)	62,080	(16,276)	63,303	(16,286)
Corporate Securities	—	—	19,276	(4,253)	19,276	(4,253)
Obligations of states and political subdivisions	513	(2)	83,470	(10,041)	83,983	(10,043)
Total debt securities	$11,343	$(184)	$463,130	$(71,019)	$474,473	$(71,203)

As of March 31, 2024, the Company’s securities portfolio consisted of 277 securities, 249 of which were in an unrealized loss position. As of December 31, 2023, the Company’s securities portfolio consisted of 276 securities, 243 of which were in an unrealized

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities. Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three months ended March 31, 2024. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.8 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the three months ended March 31, 2024:

Allowance for credit losses -investments:
Corporate Securities
Beginning balance	$—
Provision for credit losses	(1,900)
Charge-offs	—
Recoveries	1,900
Ending balance	$—

The recovery reflected in the table above represents the sale of the Signature Bank subordinated debt during the three months ended March 31, 2024. Additionally, management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required and, accordingly, the amount of the recovery was adjusted as a credit to the Provision for credit losses.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at March 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Commercial and industrial	$260,021	$273,562
Commercial real estate	1,261,860	1,259,356
Commercial real estate construction	84,005	85,725
Residential real estate	78,923	78,321
Home equity	13,322	13,546
Consumer	34,419	36,552
Total Loans	1,732,550	1,747,062
Allowance for credit losses	(25,473)	(25,182)
Net Loans	$1,707,077	$1,721,880

Included in commercial and industrial loans as of March 31, 2024 and December 31, 2023 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $204 and $215, respectively.

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

The following tables present the activity in the allowance by portfolio segment for each of the three months ended March 31, 2024 and 2023: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended March 31, 2024
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	870	(380)	(50)	(10)	—	(68)	362
Charge-offs	(3)	—	—	(94)	—	—	(97)
Recoveries	7	—	—	—	—	19	26
Ending balance	$5,693	$17,493	$722	$977	$51	$537	$25,473

* The provision for credit losses on the income statement also includes approximately ($102) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended March 31, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,737	(8)	(227)	(17)	(129)	1,428
Provision for credit losses*	(338)	585	381	930	26	(51)	1,533
Charge-offs	(142)	—	—	—	—	(36)	(178)
Recoveries	39	12	—	—	—	60	111
Ending balance	$5,141	$16,698	$1,625	$1,048	$72	$142	$24,726

* The provision for credit losses on the income statement also includes approximately ($178) associated with off balance sheet ACL.

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of March 31, 2024 and December 31, 2023:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
March 31, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,214	$306	$—	$—	$—	$—	$1,520
collectively evaluated for impairment	4,479	17,187	722	977	51	537	23,953
Total ending allowance balance	$5,693	$17,493	$722	$977	$51	$537	$25,473
Loans:
Ending balance:
individually evaluated for impairment	$2,928	$15,408	$—	$648	$—	$92	$19,076
collectively evaluated for impairment	257,093	1,246,452	84,005	78,275	13,322	34,327	1,713,474
Total ending loans balance	$260,021	$1,261,860	$84,005	$78,923	$13,322	$34,419	$1,732,550

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$157	$308	$—	$94	$—	$—	$559
collectively evaluated for impairment	4,662	17,565	772	987	51	586	24,623
Total ending allowance balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Loans:
Ending balance:
individually evaluated for impairment	$556	$21,210	$—	$1,239	$—	$94	$23,099
collectively evaluated for impairment	273,006	1,238,146	85,725	77,082	13,546	36,458	1,723,963
Total ending loans balance	$273,562	$1,259,356	$85,725	$78,321	$13,546	$36,552	$1,747,062

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $204 and $215 as of March 31, 2024 and December 31, 2023, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

Individually Analyzed Loans

Effective January 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology. Loans individually analyzed include certain nonaccrual commercial, as well as certain accruing loans previously identified under prior troubled debt restructuring (TDR) guidance.

As of March 31, 2024, the Company held $5.8 million in non-accrual balances and a related ACL of approximately $1.3 million. Within the non-accrual balaces, $3.1 million of these loans had no ACL associated to them.

As of December 31, 2023, the amortized cost basis of individually analyzed loans was $16.8 million and a related ACL of approximately $194 thousand. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	At March 31, 2024		At December 31, 2023

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

	(Dollars in thousands)

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	9,860	100	15,594	100
Commercial real estate construction	—	—	—	—
Residential real estate (2)	648	—	1,239	94
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$10,508	$100	$16,833	$194

(1) Commercial real estate – secured by various types of commercial real estate

(2) Residential real estate – secured by residential real estate

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2024 and December 31, 2023.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial and industrial	$195	$285	$2,515	$556	$—	$—
Commercial real estate	2,355	2,391	2,655	2,692	19	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	589	591	589	1,179	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$3,139	3,267	$5,759	$4,427	$19	$—

As of March 31, 2024, the Company held $5.8 million in non-accrual balances and a related ACL for approximately $1.3 million. Within the non-accrual balances, $3.1 million of these loans had no ACL associated with them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months ended March 31, 2024 and 2023, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy.

The following table presents the aging of the amortized cost in past-due loans as of March 31, 2024 and December 31, 2023 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
March 31, 2024
Commercial and industrial	$2,104	$270	$195	$2,569	$257,452
Commercial real estate	609	—	320	929	1,260,931
Commercial real estate construction	—	—	—	—	84,005
Residential real estate	11	—	578	589	78,334
Home equity	—	—	—	—	13,322
Consumer	—	—	—	—	34,419
Total	$2,724	$270	$1,093	$4,087	$1,728,463

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2023
Commercial and industrial	$229	$—	$327	$556	$273,006
Commercial real estate	20	—	300	320	1,259,035
Commercial real estate construction	—	—	—	—	85,725
Residential real estate	—	—	1,167	1,167	77,155
Home equity	—	—	—	—	13,546
Consumer	—	—	—	—	36,552
Total	$249	$—	$1,794	$2,043	$1,745,019

As of March 31, 2024 and December 31, 2023, loans in the process of foreclosure were $1,690 and $1,840 respectively, of which $915 and $1,504 were secured by residential real estate.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at March 31, 2024 and December 31, 2023 and gross charge-offs for the three months ended March 31, 2024 and the year ended December 31, 2023:

								Revolving
							Revolving	Loans to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$8,824	43,207	50,943	45,887	39,582	59,779	—	—	$248,222
Special Mention	—	95	7,146	995	—	250	—	—	8,486
Substandard	—	399	385	216	842	1,471	—	—	3,313
Total Commercial and industrial	$8,824	43,701	58,474	47,098	40,424	61,500	—	—	$260,021
Current period gross charge-offs	3	—	—				—	—	3

Commercial real estate
Pass	$25,245	198,451	327,343	228,684	161,608	283,465	4,117	—	$1,228,913
Special Mention	—	—	—	9,913	—	14,907	—	—	24,820
Substandard	—	—	—	427	2,355	5,345	—	—	8,127
Total Commercial real estate	$25,245	198,451	327,343	239,024	163,963	303,717	4,117	—	$1,261,860
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$17,162	28,874	37,969	—	—	—	—	—	$84,005
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$17,162	28,874	37,969	—	—	—	—	—	$84,005
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$1,009	21,039	17,314	8,708	8,973	21,291	—	—	$78,334
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	589	—	—	589
Total Residential real estate	$1,009	21,039	17,314	8,708	8,973	21,880	—	—	$78,923
Current period gross charge-offs	—	—	—	—	—	94	—	—	94

Home equity
Pass	$—	48	67	—	—	54	11,432	1,721	$13,322
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Home Equity	$—	48	67	—	—	54	11,432	1,721	$13,322
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$80	27,450	7	—	1,675	83	5,032	—	$34,327
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	—	92
Total Consumer	$80	27,450	7	—	1,675	175	5,032	—	$34,419
Current period gross charge-offs	—	—	—	—	—		—	—	—

Total Loans	$52,320	319,563	441,174	294,830	215,035	387,326	20,581	1,721	$1,732,550

Gross charge-offs	$3	—	—	—	—	94	—	—	$97

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,854 and $16,475 at March 31, 2024 and December 31, 2023, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$85,191	$—	$85,191	$—
Mortgage-backed securities	279,201	—	279,201	—
Corporate securities	19,175	—	16,440	2,735
Obligations of states and political subdivisions	92,510	—	92,510	—
Total securities available-for-sale	$476,077	$—	$473,342	$2,735

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	87,067	$—	$87,067	$—
Mortgage-backed securities	290,221	—	290,221	—
Corporate securities	19,276	—	16,541	2,735
Obligations of states and political subdivisions	93,384	—	93,384	—
Total securities available-for-sale	$489,948	$—	$487,213	$2,735

There were no transfers between Level 1 and Level 2 during 2023.

Assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial Real Estate	$200	$—	$—	$200

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2023	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial Real Estate, Residential Real Estate	$695	$—	$—	$695

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $100 and $194 at March 31, 2024 and December 31, 2023, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023:

	Fair Value			Range
March 31, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate	$200	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate, Residential Real Estate	$695	Appraisal of collateral (1)	Appraisal and liquidation	20-64%
			adjustments (2)	(57%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$144,726	$144,726	$144,726	$—	$—
Loans, net	1,707,077	1,619,227	—	—	1,619,227
Accrued interest receivable	10,135	10,135	—	2,751	7,384
Restricted investment in bank stocks	5,711	NA	—	—	—
Financial liabilities:
Deposits	2,149,431	2,148,653	1,906,035	242,618	—
FHLB advances, short term	28,000	27,935	—	27,935	—
BTFP borrowing, short term	50,000	50,108	—	50,108	—
FHLB advances, long term	10,000	9,780	—	9,780	—
Subordinated notes, net of issuance costs	19,538	24,901	—	24,901	—
Accrued interest payable	1,507	1,507	—	1,507	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$147,383	$147,383	$147,383	$—	$—
Loans, net	1,721,880	1,634,581	—	—	1,634,581
Accrued interest receivable	5,934	5,934	—	2,343	3,591
Restricted investment in bank stocks	14,525	NA	—	—	—
Financial liabilities:
Deposits	2,038,749	2,037,798	1,817,232	220,566	—
FHLB advances, short term	224,500	223,982		223,982
FHLB advances, long term	10,000	9,914	—	9,914	—
Subordinated notes, net of issuance costs	19,520	25,490	—	25,490	—
Accrued interest payable	2,113	2,113	—	2,113	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Non-interest bearing demand accounts	$635,952	$699,203
Interest-bearing demand accounts	372,757	304,892
Money market accounts	653,115	584,976
Savings accounts	243,976	228,161
Certificates of Deposit	243,631	221,517
Total deposits	$2,149,431	$2,038,749

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at March 31, 2024 and December 31, 2023 were $11.9 million and $11.3 million, respectively.

Uninsured deposits, net of fully collateralized municipal relationships, as of March 31, 2024 and December 31, 2023 represented approximately 37% of total deposits, respectively.

Scheduled maturities of time deposits for the next five years as of March 31, 2024, are as follows:

2024	$226,585
2025	14,577
2026	1,939
2027	530
$243,631

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $8.8 million and $10.6 million at March 31, 2024 and December 31, 2023, respectively.

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

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Service cost	$—	$—
Interest cost	269	279
Expected return on plan assets	(479)	(411)
Amortization of transition cost	—	—
Amortization of net loss	74	70
Net periodic benefit cost/(income)	$(136)	$(62)

The Company has a time based restricted stock plan. For the three months ended March 31, 2024 and 2023, the Company’s recognized stock-based compensation costs were $5 and $28, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three months ended March 31, 2024 and 2023. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. There was no unamortized expense at March 31, 2024.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2024 is presented below:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	3,528	$28.75
Granted	—	$
Vested	(3,528)	$28.75
Forfeited	—	$—
Non-vested at end of period	—	$—

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the activity of RSUs during the three months ended March 31, 2024:

Restricted Stock Units
Non-vested RSUs at beginning of period	72,513
Granted	43,591
Vested	(12,377)
Forfeited	—
Non-vested RSUs at end of period	103,727

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification, net	(5,218)	237	(3)	(4,984)
Credit loss expense	—	—	—	—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(5,218)	237	(3)	(4,984)
Ending balance	$(61,345)	$(7,855)	$108	$(69,092)

	Three Months Ended March 31, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	4,717	395	(3)	5,109
Credit loss expense	5,000	—	—	5,000
Less amounts reclassified from accumulated other comprehensive income	(87)	—	—	(87)
Net current period other comprehensive income/(loss)	9,630	395	(3)	10,022
Ending balance	$(50,800)	$(7,494)	$120	$(58,174)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

			Affected Line Item
			in the Statement where
			Net Income is Presented
	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2024	2023
Unrealized gains and losses on available-for-sale securities
Credit Loss Expense	$—	$—
Realized gains on securities available-for-sale	—	107	Investment security gains (losses)
Total before tax	—	107
Tax effect	—	20	Provision for income taxes
Net of tax	$—	$87

Amortization of defined benefit pension items
Transition asset	$—	$—	Other expense
Actuarial gains (losses)	—	—	Other expense
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Total reclassifications for the period, net of tax	$—	$87

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$120	$81
Other	115	93
Trust income	1,312	1,176
Investment advisory income	1,575	1,198
Investment securities gains (losses)(a)	—	107
Earnings on bank owned life insurance(a)	242	238
Other(b)	322	277
Total Noninterest Income	$3,686	$3,170
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $267 and $231 for the three months ended March 31, 2024 and 2023, respectively, that are within the scope of ASC 606 and loan related fee income and

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

miscellaneous income, totaling $56 and $46 for the three months ended March 31, 2024 and 2023, respectively, which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended March 31, 2024
	Banking	Wealth Management	Total Segments
Net interest income	$21,601	$—	$21,601
Noninterest income	799	2,887	3,686
Provision for credit loss - investments	1,900	—	1,900
Provision for credit loss	(260)	—	(260)
Noninterest expenses	(13,203)	(2,107)	(15,310)
Income tax expense	(2,163)	(164)	(2,327)
Net income	$8,674	$616	$9,290
Total assets	$2,443,691	$8,822	$2,452,513

	For the three months ended March 31, 2023
	Banking	Wealth Management	Total Segments
Net interest income	$21,139	$—	$21,139
Noninterest income	796	2,374	3,170
Provision for credit loss	(5,000)	—	(5,000)
Provision for credit loss	(1,355)	—	(1,355)
Noninterest expenses	(12,214)	(1,814)	(14,028)
Income tax expense	(584)	(112)	(696)
Net income	$2,782	$448	$3,230
Total assets	$2,446,684	$8,314	$2,454,998

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at March 31, 2024 and at December 31, 2023 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at March 31, 2024 and December 31, 2023 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital to risk weighted assets	$269,872	14.74%	$146,472	8.00%	$180,801	9.875%	$183,090	10.00%
Tier 1 (Core) capital to risk weighted assets	246,959	13.49%	109,854	6.00%	144,183	7.875%	146,472	8.00%
Common Tier 1 (CET1) to risk weighted assets	246,959	13.49%	82,390	4.50%	116,720	6.375%	119,008	6.50%
Tier 1 (Core) Capital to average assets	246,959	9.72%	101,583	4.00%	N/A	N/A	126,979	5.00%
December 31, 2023
Total capital to risk weighted assets	$262,598	14.16%	$148,398	8.00%	$183,178	9.875%	$185,497	10.00%
Tier 1 (Core) capital to risk weighted assets	239,398	12.91%	111,298	6.00%	146,079	7.875%	148,398	8.00%
Common Tier 1 (CET1) to risk weighted assets	239,398	12.91%	83,474	4.50%	118,254	6.375%	120,573	6.50%
Tier 1 (Core) Capital to average assets	239,398	9.42%	101,640	4.00%	N/A	N/A	127,049	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.7 billion in assets under management at March 31, 2024. As of March 31, 2024, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.2 billion and $168.7 million, respectively.

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

We anticipate that interest rates will continue to remain elevated over the next several quarters. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

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

Noninterest Expense. Noninterest expense includes salaries, employee benefits, occupancy, professional fees, directors’ fees and expenses, computer software expense, federal deposit insurance assessment, advertising expenses, advisor expenses related to trust income and other expenses. In evaluating our level of noninterest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing noninterest expense to net interest income plus noninterest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

Credit Quality. We have well established loan policies and underwriting practices that have resulted in low levels of loan charge-offs and nonperforming assets in recent periods. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. A summary of our accounting policies, included the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K. There were no significant changes to the critical accounting estimates during the three months ended March 31, 2024 as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			March 31, 2024
			vs.
	As of March 31,	As of December 31,	December 31, 2023
	2024	2023	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,452,513	2,485,468	(32,955)	(1.3)%
Cash and due from banks	144,726	147,383	(2,657)	(1.8)%
Loans, net	1,707,077	1,721,880	(14,803)	(0.9)%
Investment securities, available for sale	476,077	489,948	(13,871)	(2.8)%
Deposits	2,149,431	2,038,749	110,682	5.4%
FHLB advances, short term	28,000	224,500	(196,500)	(87.5)%
BTFP borrowings, short term	50,000	—	50,000	100.0%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	19,538	19,520	18	0.1%
Stockholders’ Equity	168,668	165,376	3,292	2.0%

Assets. Our total assets were $2.5 billion at March 31, 2024, a decrease of $33.0 million, or 1.3%, from December 31, 2023. The decrease was primarily driven by decreases of $14.8 million in net loans, $13.9 million in investment securities, available for sale and $2.7 million in cash and due from banks.

Cash and due from banks. Cash and due from banks decreased $2.7 million, or 1.8%, to $144.7 million at March 31, 2024, from $147.4 million at December 31, 2023. The slight decrease was mainly the result of management’s focus on using deposit growth to reduce the level of borrowings while still maintaining a strong liquidity position.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$259,817	15.00%	$273,347	15.65%
Commercial real estate	1,261,860	72.83%	1,259,356	72.08%
Commercial real estate construction	84,005	4.85%	85,725	4.91%
Residential real estate	78,923	4.56%	78,321	4.48%
Home equity	13,322	0.77%	13,546	0.78%
Consumer	34,419	1.99%	36,552	2.09%
PPP loans	204	0.01%	215	0.01%
Total loans	1,732,550	100.00%	1,747,062	100.00%
Allowance for credit losses	25,473		25,182
Total loans, net	$1,707,077		$1,721,880

Net loans decreased $14.8 million, or 0.86%, to $1.7 billion at March 31, 2024 from December 31, 2023 primarily due to repayments of commercial and industrial loans during the first three months of 2024. Commercial and industrial loans experienced a decrease of $13.5 million, or 4.9%, to $259.8 million at March 31, 2024 from $273.3 million at December 31, 2023. Commercial real estate loans increased $2.5 million, or 0.2%, to $1.3 billion at March 31, 2024. Residential real estate loans grew $602 thousand, or 0.77%, to $78.9 million at March 31, 2024 from $78.3 million at December 31, 2023. Consumer loans decreased $2.1 million, or 5.8%, to $34.4 million at March 31, 2024 from $36.6 million at December 31, 2023. The overall diversification within the commercial real estate portfolio provides stability while remaining focused on loan originations to new and existing customers during the first three months of 2024 as well as our continued commitment to geographic expansion in our market area.

Non-performing Assets

Management reviews a loan for individual evaluation when it is non-performing or when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the allowance for credit losses is based on the fair value of the collateral for all collateral-dependent loans. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $5.8 million at March 31, 2024 as compared to $4.4 million at December 31, 2023.

	At March 31,	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$2,515	$556
Commercial real estate	2,655	2,692
Commercial real estate construction	—	—
Residential real estate	589	1,179
Home equity	—	—
Consumer	—	—
Total non-accrual loans	5,759	4,427
Accruing loans 90 days or more past due:
Commercial and industrial	—	—
Commercial real estate	19	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	19	—
Total non-performing loans	5,778	4,427
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$5,778	$4,427
Ratios:
Total non-performing loans to total loans	0.33%	0.25%
Total non-performing loans to total assets	0.24%	0.18%
Total non-performing assets to total assets	0.24%	0.18%

Non-performing loans at March 31, 2024 totaled $5.8 million and consisted primarily of $2.7 million of commercial real estate loans, $2.5 million of commercial and industrial loans, and $589 thousand of residential real estate loans. The increase in non-performing loans was primarily the result of a $2.0 million increase related to non-accrual commercial and industrial loans which experienced payment delays exceeding 90 days during the period. We had no other real estate owned at March 31, 2024 and December 31, 2023, respectively.

Non-performing assets increased $1.4 million, or 30.5%, to $5.8 million, or 0.24% of total assets, at March 31, 2024 from $4.4 million, or 0.18% of total assets, at December 31, 2023. The increase in non-performing assets at March 31, 2024, compared to December 31, 2023 was primarily driven by an increase of $2.0 million related to non-accrual commercial and industrial loans offset by reductions in the level of non-performing loans related to the commercial real estate and residential real estate categories.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months ended March 31, 2024.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At March 31,	At December 31,
	2024	2023

	(Dollars in thousands)
Classification of Assets:
Substandard	$12,121	$19,615
Doubtful	—	—
Loss	—	—
Total Classified Assets	$12,121	$19,615
Special Mention	$33,306	$32,804

On the basis of management’s review of our assets, we have classified $12.1 million of our assets at March 31, 2024 as substandard compared to $19.6 million at December 31, 2023, due to certain loan payoffs recorded during the current three month period. There were no doubtful assets as of March 31, 2024 and December 31, 2023. We designated $33.3 million of our assets at March 31, 2024 as special mention compared to $32.8 million designated as special mention at December 31, 2023.

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

The allowance for credit losses increased by $747 thousand, or 3.0%, to $25.5 million, or 1.47% of total loans at March 31, 2024, from $24.7 million, or 1.49% of total loans at March 31, 2023. The increase in the allowance was primarily due to increased provision during 2023 resulting from the increase in non-accrual loans and reserves applied against a portion of those loans during a period where the overall loan portfolio decreased.

	At or for the Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Balance at beginning of year	$25,182	$21,832
Adoption of ASC 326	—	1,606
Charge-offs:
Commercial and industrial	3	142
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	94	—
Home equity	—	—
Consumer	—	36
PPP loans	—	—
Total charge-offs	97	178
Recoveries:
Commercial and industrial	7	39
Commercial real estate	—	12
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	19	60
Total recoveries	26	111
Net charge-offs (recoveries)	71	67
Provision for credit losses	362	1,355
Balance at end of period	$25,473	$24,726
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for credit losses to non-performing loans at end of period	440.86%	311.00%
Allowance for credit losses to total loans at end of period	1.47%	1.49%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At March 31, 2024		At December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$95,665	$85,191	$96,736	$87,067
Mortgage-backed securities	330,841	279,201	337,393	290,221
Corporate securities	23,524	19,175	23,529	19,276
Obligations of states and political subdivisions	103,697	92,510	103,336	93,384
Total	$553,727	$476,077	$560,994	$489,948

Available for sale securities decreased $13.9 million, or 2.8%, to $476.1 million at March 31, 2024 from $489.9 million at December 31, 2023, due primarily to limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the current three month period. During the first quarter of 2024, the Company sold and recorded a recovery of $1.9 million related to Signature Bank subordinated debt which was written-off during 2023. As part of the treatment, the Company evaluated the securities portfolio for an allowance and determined it was not necessary. Accordingly, the recovery resulted in a net credit to the ACL.

We did not have held-to-maturity securities at March 31, 2024 and December 31, 2023.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At March 31, 2024			At December 31, 2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$635,952	29.59%	—	$699,203	34.30%	—
Interest bearing demand deposits	372,757	17.34%	0.47%	304,892	14.95%	0.49%
Money market deposits	653,115	30.39%	2.23%	584,976	28.69%	2.04%
Savings deposits	243,976	11.35%	1.30%	228,161	11.19%	1.19%
Certificates of deposit	243,631	11.33%	4.62%	221,517	10.87%	4.57%
Total	$2,149,431	100.00%	1.43%	$2,038,749	100.00%	1.29%

Total deposits increased $110.7 million, or 5.4%, to $2.1 billion at March 31, 2024 from December 31, 2023. Certificates of deposit increased by $22.1 million, or 10.0%, mainly from increased brokered deposits during the three month period ended March 31, 2024 which represented a continued strategic focus on maintaining increased liquidity during the first three months of 2024. Interest bearing demand deposits experienced a $67.9 million, or 22.3%, increase and money market deposits increased $68.1 million, while savings deposits increased by $15.8 million during the first three months of 2024 primarily related to our continued strategic focus on business account activity. Non-interest-bearing demand deposits decreased $63.3 million primarily due to a shift of certain deposits into interest bearing accounts combined with normal business activity during the quarter. At March 31, 2024, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 88.7% of our total deposits. We held approximately $198.4 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at March 31, 2024 as compared to $172.4 million at December 31, 2023. This increase was driven by a continued strategic focus to maintain strong liquidity positions and availability during the current period. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $8.7 million and $103.0 million, respectively, at March 31, 2024 and the CDARS and ICS networks totaled $11.1 million and $99.5 million, respectively, at December 31, 2023. Uninsured deposits, net of fully collateralized municipal relationships, remain stable and represent approximately 37% of total deposits at March 31, 2024 and December 31, 2023.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $38.0 million at March 31, 2024 and $234.5 million at December 31, 2023. This decrease represents a focus by management to reduce borrowings by using lower-cost deposits, which experienced growth during the quarter. We have the capacity to borrow an additional $476.4 million from the Federal Home Loan Bank of New York as of March 31, 2024.

During the quarter, we also utilized $50 million of funding through the Bank Term Funding Program from the Federal Reserve under a one-year facility expiring in March 2025.

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

Stockholders’ Equity

Stockholders’ equity experienced an increase of approximately $3.3 million, to $168.7 million, at March 31, 2024 from $165.4 million at December 31, 2023. The increase was due mainly to an increase of $8.0 million in retained earnings, partially offset by a $5.0 million increase in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a direct result of higher market interest rates.

Average Balance Sheets and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month periods ended March 31, 2024 and 2023. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Net deferred loan fees totaled $4.8 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,738,199	$25,611	5.91%	$1,619,240	$21,824	5.47%
PPP loans	209	3	5.76%	1,713	12	2.84%
Investment securities available for sale	481,530	3,432	2.86%	530,762	3,568	2.73%
Cash and due from banks and other	149,596	1,665	4.46%	102,097	858	3.41%
Restricted stock	10,894	362	13.33%	11,652	102	3.55%
Total interest-earning assets	2,380,428	31,073	5.24%	2,265,464	26,364	4.72%
Noninterest-earning assets	94,647			95,583
Total assets	$2,475,075			$2,361,047
Interest-bearing liabilities:
Interest-bearing demand deposits	$360,287	$437	0.49%	$321,224	$242	0.31%
Money market deposits	620,028	3,355	2.17%	605,968	1,673	1.12%
Savings deposits	235,829	785	1.34%	257,971	515	0.81%
Certificates of deposit	209,642	2,414	4.62%	95,550	459	1.95%
Total interest-bearing deposits	1,425,786	6,991	1.97%	1,280,713	2,889	0.91%
FHLB Advances and other borrowings	167,484	2,251	5.39%	177,933	2,105	4.80%
Subordinated notes	19,526	230	4.72%	19,454	231	4.82%
Total interest-bearing liabilities	1,612,796	9,472	2.36%	1,478,100	5,225	1.43%
Noninterest-bearing demand deposits	668,439			713,717
Other noninterest-bearing liabilities	28,446			25,115
Total liabilities	2,309,681			2,216,932
Total stockholders’ equity	165,394			144,115
Total liabilities and stockholders’ equity	$2,475,075			$2,361,047
Net interest income		$21,601			$21,139
Net interest rate spread(2)			2.88%			3.29%
Net interest-earning assets(3)	$767,632			$787,364
Net interest margin(4)			3.64%			3.78%
Average interest-earning assets to interest-bearing liabilities			147.6%			153.3%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2024 vs. 2023
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,995	$1,792	$3,787
PPP loans	(20)	11	(9)
Investment securities available for sale	(312)	176	(136)
Cash and due from banks	538	269	807
Other	(24)	284	260
Total interest-earning assets	2,177	2,532	4,709
Interest-bearing liabilities:
Interest-bearing demand deposits	50	145	195
Money market deposits	94	1,588	1,682
Savings deposits	(68)	338	270
Certificates of deposit	1,318	637	1,955
Total interest-bearing deposits	1,394	2,708	4,102

Federal Home Loan Bank advances	(116)	262	146
Subordinated notes	—	(1)	(1)
Total interest-bearing liabilities	1,278	2,969	4,247
Change in net interest income	$899	$(437)	$462

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change
	2024	2023	Amount ($)	Percentage %

Interest income	$31,073	$26,364	$4,709	17.9%
Interest expense	9,472	5,225	4,247	81.3%
Net interest income	21,601	21,139	462	2.2%
Provision for credit losses - investments	(1,900)	5,000	(6,900)	(138.0)%
Provision for credit losses	260	1,355	(1,095)	(80.8)%
Noninterest income	3,686	3,170	516	16.3%
Noninterest expense	15,310	14,028	1,282	9.1%
Provision for income taxes	2,327	696	1,631	234.3%
Net income	9,290	3,230	6,060	187.6%

General. Net income increased $6.1 million, or 187.6%, to $9.3 million for the three months ended March 31, 2024 from $3.2 million for the three months ended March 31, 2023. The increase was primarily driven by a net credit tothe provision for credit losses associated with the investment portfolio as a result of the recovery of $1.9 million related to previously written-off Signature Bank subordinated debt during the current quarter as compared to the same quarter in 2023.

Interest Income. Interest income increased $4.7 million, or 17.9%, to $31.1 million for the three months ended March 31, 2024 from $26.4 million for the three months ended March 31, 2023. This increase was primarily the result of an increase in the average balance of interest-earning assets, which increased by $115.0 million, or 5.1%, to $2.4 billion for the three months ended March 31, 2024 from $2.3 billion for the three months ended March 31, 2023. Additionally, the average yield of interest-earning assets increased by 52 basis points from 4.72% for the three months ended March 31, 2023 to 5.24% for the three months ended March 31, 2024 as a result of the higher interest rate environment and management’s focus on disciplined pricing on loans.

Interest income on loans increased by $3.8 million, or 17.4%, to $25.6 million during the three months ended March 31, 2024 from $21.8 million during the three months ended March 31, 2023. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans). The average balance of these loans increased by $119.0 million, or 7.3%, to $1.7 billion for the three months ended March 31, 2024 compared to $1.6 billion for the three months ended March 31, 2023. The average yield on loans, excluding PPP loans, increased by 44 basis points to 5.91% for the three months ended March 31, 2024 from 5.47% for the three months ended March 31, 2023 as a result of the higher interest rate environment and management’s focus on disciplined pricing on loans. The increase in the average balance of loans was due to our continued success in growing our commercial real estate portfolio, including commercial real estate construction.

Interest income on securities decreased by $136 thousand to $3.4 million during the three months ended March 31, 2024 from $3.6 million during the three months ended March 31, 2023. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the period due to certain maturities as well as a result of the Signature Bank subordinated debt writeoff during 2023. The average balance of securities decreased by $49.2 million, or 9.3%, to $481.5 million for the three months ended March 31, 2024 compared to $530.8 million for the three months ended March 31, 2023. The average yield on investment securities increased by 13 basis points overall from 2.73% for the three months ended March 31, 2023 to 2.86% for the three months ended March 31, 2024. The increase in the average yield reflected the maturity of lower yielding investments during the current period.

Interest Expense. Interest expense increased $4.3 million, or 81.3%, to $9.5 million for the three months ended March 31, 2024 from $5.2 million for the three months ended March 31, 2023. The increased interest expense was primarily the result of the increased interest rate environment environment during the period and the impact on deposit costs during the quarter. The average rate paid on interest-bearing liablities increased 93 basis points to 2.36% during the three months ended March 31, 2024 as compared to 1.43% for the three month period ended March 31, 2023. The average balance of interest-bearing liabilities increased by $134.7 million, or 9.1%, to $1.6 billion for the three months ended March 31, 2024 as compared to $1.5 billion for the three months ended March 31, 2023.

Interest expense on interest-bearing deposits increased by $4.1 million to $7.0 million for the three months ended March 31, 2024 from $2.9 million for the three months ended March 31, 2023. The increase in interest expense on interest-bearing deposits was due mainly to the continued increase in the average cost of deposits. The average cost of interest-bearing deposits increased 106 basis points to 1.97% during the three months ended March 31, 2024 as compared to 0.91% for the three months ended March 31, 2023. The average cost of interest-bearing deposits increased due to the impact of the rising interest rate environment on deposit accounts. The average balance of interest-bearing deposits increased by $145.1 million, or 11.3%, to $1.4 billion for the three months ended March 31, 2024 as compared to $1.3 billion for the three months ended March 31, 2023 primarily as a result of the increase in the average balance of certificates of deposit.

We also experienced a relatively level amount of interest expense of $230 thousand and $231 thousand for the three months ended March 31, 2024 and 2023, respectively, related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

The interest expense related to borrowings in the first quarter of 2024 reached approximately $2.3 million in cost and reflected an average rate of 5.39% as compared to $2.1 million in cost and an average rate of 4.80% for the same period in 2023. Additionally, the first quarter 2024 included average FHLB and other borrowings of $167.5 million compared to $177.9 million in the same quarter of 2023. Although the level of borrowings represents the continued strategic focus to maintain higher cash balances in response to the liquidity pressures within the industry beginning in 2023, the decrease during the quarter reflects the ability of the Company to increase deposits and strategically reduce borrowings.

Net Interest Income. Net interest income increased $462 thousand, or 2.2%, to $21.6 million for the three months ended March 31, 2024 from $21.1 million for the three months ended March 31, 2023 due to the increase in income from interest earning assets outpacing the growth of interest costs associated with interest bearing liabilities. Average total interest-earning assets increased by $115.0 million to $2.4 billion for the three months ended March 31, 2024 from $2.3 billion for the three months ended March 31, 2023. Net interest rate spread decreased by 41 basis points to 2.88% for the three months ended March 31, 2024 from 3.29% for the three months ended March 31, 2023, reflecting a 52 basis points increase in the average yield on interest-earning assets and a 93 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin decreased 14 basis points to 3.64% for the three months ended March 31, 2024 from 3.78% for the three months ended March 31, 2023 due to the increases in the interest rate environment as well as the impact on funding and deposit costs during the period.

Provision for Credit Losses. The Company recognized a recovery within the provision for credit losses of $1.6 million for the three months ended March 31, 2024, compared to $6.4 million for the three months ended March 31, 2023. The decreased provision for the three months ended March 31, 2024 as compared to the same period in 2023 reflected mainly the reversal of a credit associated with the recovery in connection with the sale of Signature Bank subordinated debt which was written off in 2023. The provision for credit losses-loans decreased to $260 thousand for the three months ended March 31, 2024 as compared to $1.4 million for the three months ended March 31, 2023 as a result of decreased loans outstanding offset by specific reserves associated with non-performing loans. The allowance for credit losses to total loans was 1.47% as of March 31, 2024, an increase of three basis points, or 2.1%, versus 1.44% as of December 31, 2023.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent

Service charges on deposit accounts	$235	$174	$61	35.1%
Trust income	1,312	1,176	136	11.6%
Investment advisory income	1,575	1,198	377	31.5%
Investment securities gains	—	107	(107)	(100.0)%
Earnings on bank owned life insurance	242	238	4	1.7%
Other	322	277	45	16.2%
Total noninterest income	$3,686	$3,170	$516	16.3%

Noninterest income increased by $516 thousand, or 16.3%, reaching $3.7 million for the three months ended March 31, 2024 as compared to $3.2 million for the three months ended March 31, 2023. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 21.6% increase quarter-over-quarter, to $2.9 million for the first quarter of 2024 as compared to $2.4 million for the first quarter of 2023 as a result of growth in asset values during the current period. During the same period, assets-under-management for the Trust and Asset Management group increased to $1.7 billion at March 31, 2024 from $1.3 billion at March 31, 2023.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent

Salaries	$6,738	$6,254	$484	7.7%
Employee benefits	2,122	1,867	255	13.7%
Occupancy expense	1,161	1,254	(93)	(7.4)%
Professional fees	1,436	1,048	388	37.0%
Directors’ fees and expenses	322	230	92	40.0%
Computer software expense	1,235	1,223	12	1.0%
FDIC assessment	418	330	88	26.7%
Advertising expenses	364	276	88	31.9%
Advisor expenses related to trust income	33	29	4	13.8%
Telephone expenses	187	169	18	10.7%
Intangible amortization	72	71	1	1.4%
Other	1,222	1,277	(55)	(4.3)%
Total noninterest expense	$15,310	$14,028	$1,282	9.1%

Non-interest expense was $15.3 million for the first quarter of 2024, reflecting an increase of approximately $1.3 million, or 9.1%, as compared to $14.0 million for the same period in 2023. The increase in non-interest expense for the current three-month period was due primarily to continued investment in overall Company growth, including increases in salaries and benefit costs, professional fees, information technology, and deposit insurance. Our efficiency ratio was 60.5% for the three months ended March 31, 2024, from 57.7% for the same period in 2023.

Provision for Income Tax. Our provision for income taxes for the three months ended March 31, 2024 was approximately $2.3 million, compared to approximately $696 thousand for the same period in 2023. The increase for the current period was due to an increase in income before income taxes during the quarter. Our effective tax rate for the three-month period ended March 31, 2024 was 20.0%, as compared to 17.7% for the same period in 2023. The increase in the effective tax rate in the 2024 first quarter was due to the increase in proportion of pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2024 as compared to 2023.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended March 31,
	2024			2023
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$21,601	$—	$21,601	$21,139	$—	$21,139
Noninterest income	799	2,887	3,686	796	2,374	3,170
Provision for credit loss- investments	1,900	—	1,900	(5,000)	—	(5,000)
Provision for credit loss	(260)	—	(260)	(1,355)		(1,355)
Noninterest expenses	(13,203)	(2,107)	(15,310)	(12,214)	(1,814)	(14,028)
Income tax expense	(2,163)	(164)	(2,327)	(584)	(112)	(696)
Net income	$8,674	$616	$9,290	$2,782	$448	$3,230

The market value of assets under management and/or administration at March 31, 2024 and 2023 was $1.7 billion and $1.3 billion, respectively. This includes assets held at both Orange Bank & Trust Company and HVIA at March 31, 2024 and March 31, 2023, respectively.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $293 thousand, or 16.2%, to $2.1 million for the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023. The increase in expenses was primarily due to continued growth of the business unit and investment in technology during the period.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2024 and December 31, 2023, cash and due from banks totaled $144.7 million and $147.4 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $476.1 million at March 31, 2024 and $489.9 million at December 31, 2023.

Certificates of deposit due within one year of March 31, 2024 totaled $238.6 million, or 98.0% of total certificates of deposit. The largest concentration of certificates of deposit represented brokered deposits in the amount of approximately $207.1 million and were increased strategically due to the liquidity pressures experienced by the banking industry during 2023.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2024, we had a total of $111.7 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York (“FRB”) as well as other correspondent banks. At March 31, 2024, we had a total capacity of $622.4 million at the Federal Home Loan Bank of New York, of which $108.0 million was used to collateralize municipal deposits, and $38.0 million was utilized for advances, overnight and long-term. At March 31, 2024, we also had a $2.5 million collateralized line of credit from the Federal Reserve Bank of New York discount window with no outstanding balance. Additionally, we utilized $50 million of funding through the Bank Term Funding Program from the Federal Reserve under a one-year facility. We also had a total of $25.0 million of discretionary lines of credit at March 31, 2024 with no outstanding balance. We have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at March 31, 2024. There were no outstanding borrowings with ACBB at March 31, 2024.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.3 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $32.5 million and ($86.3) million for the three months ended March 31, 2024 and 2023, respectively. Net cash (used in) provided by financing activities, consisting of activity in deposit accounts and borrowings, was ($37.4) million and $157.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At March 31, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at March 31, 2024 and December 31, 2023.

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

At March 31, 2024, we had $365.5 million in loan commitments outstanding. We also had $17.0 million in standby letters of credit at March 31, 2024.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2024 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: May 15, 2024

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)