Form 10-Q
period 2024-06-30
Orange County Bancorp, Inc. /DE/
filed 2024-08-12
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 5,663,671 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$189,680	$147,383
Investment securities – available-for-sale (amortized cost $538,899, net of allowance for credit losses of $0 at June 30, 2024 and $560,994, net of allowance for credit losses of $0 at December 31, 2023)	463,052	489,948
Restricted investment in bank stocks	4,595	14,525
Loans	1,733,833	1,747,062
Allowance for credit losses	(27,815)	(25,182)
Loans, net	1,706,018	1,721,880
Premises and equipment, net	15,733	16,160
Accrued interest receivable	9,616	5,934
Bank owned life insurance	41,954	41,447
Goodwill	5,359	5,359
Intangible assets	964	1,107
Other assets	44,186	41,725
TOTAL ASSETS	$2,481,157	$2,485,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$681,232	$699,203
Interest bearing	1,518,049	1,339,546
Total deposits	2,199,281	2,038,749
FHLB advances, short term	—	224,500
BTFP borrowings, short term	50,000	—
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	19,555	19,520
Accrued expenses and other liabilities	24,777	27,323
TOTAL LIABILITIES	2,303,613	2,320,092
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,663,671 and 5,651,311 outstanding, at June 30, 2024 and December 31, 2023, respectively	2,842	2,842
Surplus	120,602	120,392
Retained Earnings	122,262	107,361
Accumulated other comprehensive income (loss), net of taxes	(67,433)	(64,108)
Treasury stock, at cost; 19,633 and 31,993 shares at June 30, 2024 and December 31, 2023, respectively	(729)	(1,111)
TOTAL STOCKHOLDERS’ EQUITY	177,544	165,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,481,157	$2,485,468

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$26,778	$23,879	$52,392	$45,716
Interest on investment securities:
Taxable	3,105	3,348	6,331	6,420
Tax exempt	581	560	1,149	1,157
Interest on Federal funds sold and other	2,048	1,953	3,713	2,811
TOTAL INTEREST INCOME	32,512	29,740	63,585	56,104
INTEREST EXPENSE
Savings and NOW accounts	5,158	3,145	9,735	5,575
Time deposits	2,114	1,479	4,528	1,939
FHLB advances	890	2,283	3,141	4,388
Note payable	—	—	—	—
Subordinated notes	231	231	461	461
TOTAL INTEREST EXPENSE	8,393	7,138	17,865	12,363
NET INTEREST INCOME	24,119	22,602	45,720	43,741
Provision for credit losses- investments	—	—	(1,900)	5,000
Provision for credit losses - loans	2,210	214	2,470	1,569
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,909	22,388	45,150	37,172
NONINTEREST INCOME
Service charges on deposit accounts	232	205	467	378
Trust income	1,309	1,265	2,621	2,441
Investment advisory income	1,650	1,289	3,225	2,486
Investment securities gains, net	—	—	—	107
Earnings on bank owned life insurance	270	244	512	482
Other	346	283	668	562
TOTAL NONINTEREST INCOME	3,807	3,286	7,493	6,456
NONINTEREST EXPENSE
Salaries	6,873	6,217	13,611	12,471
Employee benefits	2,304	1,740	4,426	3,607
Occupancy expense	1,164	1,180	2,325	2,434
Professional fees	1,337	1,666	2,773	2,713
Directors’ fees and expenses	(125)	157	197	387
Computer software expense	1,430	1,258	2,665	2,481
FDIC assessment	350	230	768	560
Advertising expenses	438	434	802	710
Advisor expenses related to trust income	32	30	65	59
Telephone expenses	188	182	375	350
Intangible amortization	71	71	143	143
Other	1,425	1,282	2,647	2,560
TOTAL NONINTEREST EXPENSE	15,487	14,447	30,797	28,475
Income before income taxes	10,229	11,227	21,846	15,153
Provision for income taxes	2,016	2,141	4,343	2,837
NET INCOME	$8,213	$9,086	$17,503	$12,316

Basic and diluted earnings per share	$1.46	$1.61	$3.10	$2.19
Weighted average shares outstanding	5,641,434	5,629,030	5,638,185	5,627,354

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$8,213	$9,086	$17,503	$12,316
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	1,804	(10,984)	(4,801)	(3,794)
Credit loss expense	—	—	—	5,000
Reclassification adjustment for (gains) included in net income	—	—	—	(107)
Tax effect	379	(2,307)	(1,008)	146
Net of tax	1,425	(8,677)	(3,793)	953
Defined benefit pension plans:
Net gain arising during the period	300	500	600	1,000
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	—	—	—
Tax effect	63	105	126	210
Net of tax	237	395	474	790
Deferred compensation liability:
Unrealized loss	(4)	(4)	(8)	(8)
Tax effect	(1)	(1)	(2)	(2)
Net of tax	(3)	(3)	(6)	(6)
Total other comprehensive income/(loss)	1,659	(8,285)	(3,325)	1,737
Total comprehensive income	$9,872	$801	$14,178	$14,053

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2024	$2,842	$120,525	$115,351	$(69,092)	$(958)	$168,668
Net income	—	—	8,213	—	—	8,213
Other comprehensive income, net of taxes	—	—	—	1,659	—	1,659
Cash dividends declared ($0.23 per share)	—	—	(1,302)	—	—	(1,302)
Treasury stock purchased (120 shares)	—	—	—	—	(6)	(6)
Restricted stock expense	—	—	—	—	—	—
Stock-based compensation (6,333 shares)	—	77	—	—	235	312
Balance, June 30, 2024	$2,842	$120,602	$122,262	$(67,433)	$(729)	$177,544

Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	17,503	—	—	17,503
Other comprehensive loss, net of taxes	—	—	—	(3,325)	—	(3,325)
Cash dividends declared ($0.46 per share)	—	—	(2,602)	—	—	(2,602)
Treasury stock purchased (6,350 shares)	—	—	—	—	(293)	(293)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (18,710 shares)	—	205	—	—	675	880
Balance, June 30, 2024	$2,842	$120,602	$122,262	$(67,433)	$(729)	$177,544

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2023	$2,842	$120,268	$85,007	$(58,174)	$(1,363)	$148,580
Net income	—	—	9,086	—	—	9,086
Other comprehensive income, net of taxes	—	—	—	(8,285)	—	(8,285)
Cash dividends declared ($0.23 per share)	—	—	(1,298)	—	—	(1,298)
Treasury stock purchased (118 shares)	—	—	—	—	(4)	(4)
Restricted stock expense	—	8	—	—	—	8
Stock-based compensation (2,633 shares)	—	(4)	—	—	88	84
Balance, June 30, 2023	$2,842	$120,272	$92,795	$(66,459)	$(1,279)	$148,171

Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	2,842	120,107	83,074	(68,196)	(1,250)	136,577
Net income	—	—	12,316	—	—	12,316
Other comprehensive loss, net of taxes	—	—	—	1,737	—	1,737
Cash dividends declared ($0.46 per share)	—	—	(2,595)	—	—	(2,595)
Treasury stock purchased (5,803 shares)	—	—	—	—	(297)	(297)
Restricted stock expense	—	36	—	—	—	36
Stock-based compensation (8,486 shares)	—	129	—	—	268	397
Balance, June 30, 2023	$2,842	$120,272	$92,795	$(66,459)	$(1,279)	$148,171

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$17,503	$12,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	570	6,569
Depreciation	787	884
Accretion on loans	(1,214)	(1,409)
Amortization of intangibles	143	143
Amortization of subordinated notes issuance costs	35	36
Investment securities (gains) losses	—	(107)
Restricted stock expense	5	36
Stock-based compensation	880	397
Net amortization of investment premiums	537	630
Earnings on bank owned life insurance	(512)	(482)
Net change in:
Accrued interest receivable	(3,682)	512
Other assets	(977)	434
Other liabilities	(2,549)	(2,352)
Net cash from operating activities	11,526	17,607
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(3,715)	(3,806)
Proceeds from sales of investment securities available-for-sale	—	7,296
Proceeds from paydowns of investment securities available-for-sale	17,019	22,492
Proceeds from maturities and calls of investment securities available-for-sale	8,254	3,254
Purchase of restricted investment in bank stocks	(18,307)	(30,978)
Proceeds from redemptions of restricted investment in bank stocks	28,237	29,046
Net decrease (increase) in loans	16,506	(145,827)
Purchase of premises and equipment	(360)	(2,940)
Disposal of premises and equipment	—	435
Net cash from/(used) by investing activities	47,634	(121,028)
Cash flows from/(used) financing activities
Net increase in deposits	160,532	163,851
Net change in FHLB advances, short term	(224,500)	25,000
Proceeds from FHLB advances, long term	—	10,000
Net change in FRB Borrowings	50,000	—
Cash dividends paid	(2,602)	(2,595)
Purchases of treasury stock	(293)	(297)
Net cash from/(used) financing activities	(16,863)	195,959
Net change in cash and cash equivalents	42,297	92,538
Beginning cash and cash equivalents	147,383	86,081
Ending cash and cash equivalents	$189,680	$178,619
Supplemental cash flow information:
Interest paid	18,199	12,041
Income taxes paid	5,709	3,702
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	513	858

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.7 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2024, the results of operations, comprehensive income, changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flow statements for the six months ended June 30, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Recent Accounting Pronouncements: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief decision making officer, and the metrics used by the chief decision making officer in evaluating segment-level operating performance. The ASU is effective for fiscal years beginning after December 15, 2023. The Company will begin providing enhanced segment reporting disclosures in accordance with ASU 2023-07 for the fiscal year ending December 31, 2024, and for interim periods thereafter.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at June 30, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale June 30, 2024
U.S. government agencies and treasuries	$88,950	$44	$(9,965)	$—	$79,029
Mortgage-backed securities - residential	244,269	10	(32,598)	—	211,681
Mortgage-backed securities - commercial	78,555	—	(16,653)	—	61,902
Corporate Securities	23,519	—	(4,347)	—	19,172
Obligations of states and political subdivisions	103,606	63	(12,401)	—	91,268
Total debt securities	$538,899	$117	$(75,964)	$—	$463,052

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2023
U.S. government agencies and treasuries	$96,736	$21	$(9,690)	$—	$87,067
Mortgage-backed securities - residential	257,804	45	(30,931)	—	226,918
Mortgage-backed securities - commercial	79,589	—	(16,286)	—	63,303
Corporate Securities	23,529	—	(4,253)	—	19,276
Obligations of states and political subdivisions	103,336	91	(10,043)	—	93,384
Total debt securities	$560,994	$157	$(71,203)	$—	$489,948

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Proceeds from sales of securities and associated gains and losses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds	$—	$—	$—	$7,296

Gross realized gains	$—	$—	$—	$130
Gross realized losses	—	—	—	23
Net gain on sales of securities	—	—	—	107
Tax provision on realized net gains and loss	—	—	—	20
Net gain on sales of securities, after tax	$—	$—	$—	$87

The amortized cost and fair value of debt securities as of June 30, 2024 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,900	$10,869
Due after one through five years	26,147	24,088
Due after five through ten years	54,782	46,551
Due after ten years	124,246	107,961
	216,075	189,469
Mortgage-backed securities	322,824	273,583
Total debt securities	$538,899	$463,052

Securities pledged at June 30, 2024 and December 31, 2023 had a carrying amount of $361,800 and $317,855 and were pledged to secure public deposits.

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale June 30, 2024
U.S. government agencies and treasuries	$—	$—	$74,225	$(9,965)	$74,225	$(9,965)
Mortgage-backed securities - residential	4,558	(96)	206,141	(32,502)	210,699	(32,598)
Mortgage-backed securities - commercial	—	—	61,901	(16,653)	61,901	(16,653)
Corporate Securities	—	—	19,172	(4,347)	19,172	(4,347)
Obligations of states and political subdivisions	6,369	(65)	78,944	(12,336)	85,313	(12,401)
Total debt securities	$10,927	$(161)	$440,383	$(75,803)	$451,310	$(75,964)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2023
U.S. government agencies	$438	$(1)	$83,003	$(9,689)	$83,441	$(9,690)
Mortgage-backed securities - residential	9,169	(171)	215,301	(30,760)	224,470	(30,931)
Mortgage-backed securities - commercial	1,223	(10)	62,080	(16,276)	63,303	(16,286)
Corporate Securities	—	—	19,276	(4,253)	19,276	(4,253)
Obligations of states and political subdivisions	513	(2)	83,470	(10,041)	83,983	(10,043)
Total debt securities	$11,343	$(184)	$463,130	$(71,019)	$474,473	$(71,203)

As of June 30, 2024, the Company’s securities portfolio consisted of 274 securities, 247 of which were in an unrealized loss position. As of December 31, 2023, the Company’s securities portfolio consisted of 276 securities, 243 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities. Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the six months ended June 30, 2024. Accrued interest on

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.5 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the six months ended June 30, 2024:

Allowance for credit losses -investments:
Corporate Securities
Beginning balance	$—
Provision for credit losses	(1,900)
Charge-offs	—
Recoveries	1,900
Ending balance	$—

The recovery reflected in the table above represents the sale of the Signature Bank subordinated debt during the six months ended June 30, 2024. Additionally, management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required and, accordingly, the amount of the recovery was adjusted as a credit to the provision for credit losses.

Note 3 — Loans

Loans at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Commercial and industrial	$261,050	$273,562
Commercial real estate	1,258,160	1,259,356
Commercial real estate construction	85,720	85,725
Residential real estate	81,554	78,321
Home equity	14,255	13,546
Consumer	33,094	36,552
Total Loans	$1,733,833	$1,747,062
Allowance for credit losses	(27,815)	(25,182)
Net Loans	$1,706,018	$1,721,880

Included in commercial and industrial loans as of June 30, 2024 and December 31, 2023 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $193 and $215, respectively.

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

The following tables present the activity in the allowance by portfolio segment for each of the three and six months ended June 30, 2024 and 2023: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended June 30, 2024
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,693	$17,493	$722	$977	$51	$537	$25,473
Provision for credit losses*	(1,158)	3,469	(70)	111	—	(43)	2,309
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	17	—	—	—	—	20	37
Ending balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815

* The provision for credit losses on the income statement also includes approximately ($99) associated with off balance sheet ACL.

	Six Months Ended June 30, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses	(288)	3,089	(120)	101	—	(111)	2,671
Charge-offs	(7)	—	—	(94)	—	—	(101)
Recoveries	24	—	—	—	—	39	63
Ending balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815

* The provision for credit losses on the income statement also includes approximately ($201) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,141	$16,698	$1,625	$1,048	$72	$142	$24,726
Provision for credit losses	186	421	(565)	(56)	(26)	254	214
Charge-offs	(192)	—	—	—	—	—	(192)
Recoveries	20	—	—	—	—	80	100
Ending balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848

* The provision for credit losses on the income statement also includes approximately ($0) associated with off balance sheet ACL.

	Six Months Ended June 30, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,737	(8)	(227)	(17)	(129)	1,428
Provision for credit losses	(151)	1,005	(184)	874	—	203	1,747
Charge-offs	(334)	—	—	—	—	(36)	(370)
Recoveries	58	13	—	—	—	140	211
Ending balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848

* The provision for credit losses on the income statement also includes approximately ($178) associated with off balance sheet ACL.

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of June 30, 2024 and December 31, 2023:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
June 30, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$265	$4,235	$—	$—	$—	$—	$4,500
collectively evaluated for impairment	4,283	16,727	652	1,088	51	514	23,315
Total ending allowance balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815
Loans:
Ending balance:
individually evaluated for impairment	$2,960	$27,833	$—	$646	$—	$89	$31,528
collectively evaluated for impairment	258,090	1,230,327	85,720	80,908	14,255	33,005	1,702,305
Total ending loans balance	$261,050	$1,258,160	$85,720	$81,554	$14,255	$33,094	$1,733,833

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$157	$308	$—	$94	$—	$—	$559
collectively evaluated for impairment	4,662	17,565	772	987	51	586	24,623
Total ending allowance balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Loans:
Ending balance:
individually evaluated for impairment	$556	$21,210	$—	$1,239	$—	$94	$23,099
collectively evaluated for impairment	273,006	1,238,146	85,725	77,082	13,546	36,458	1,723,963
Total ending loans balance	$273,562	$1,259,356	$85,725	$78,321	$13,546	$36,552	$1,747,062

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $193 and $215 as of June 30, 2024 and December 31, 2023, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

Individually Analyzed Loans

Effective January 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Company's CECL methodology. Loans individually analyzed include certain nonaccrual commercial, as well as certain accruing loans previously identified under prior troubled debt restructuring (TDR) guidance.

As of June 30, 2024, the Company held $15.8 million in non-accrual balances and a related ACL of approximately $4.1 million. Within the non-accrual balances, $693 thousand of these loans had no ACL associated to them. As of December 31, 2023, the Company had $4.4 million in non-accrual loans and related ACL of approximately $351 thousand. Within the non-accrual balances, $3.3 million of these loans had no ACL associated related to them.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	At June 30, 2024		At December 31, 2023

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	21,975	3,931	15,594	100
Commercial real estate construction	—	—	—	—
Residential real estate (2)	1,022	100	1,239	94
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$22,997	$4,031	$16,833	$194

(1) Commercial real estate – secured by various types of commercial real estate

(2) Residential real estate – secured by residential real estate

The following tables present the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2024 and December 31, 2023.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial and industrial	$105	$285	$295	$556	$150	$—
Commercial real estate	—	2,391	14,957	2,692	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	588	591	588	1,179	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$693	3,267	$15,840	$4,427	$150	$—

As of June 30, 2024, the Company held $15.8 million in non-accrual balances and a related ACL for approximately $4.1 million. Within the non-accrual balances, $693 thousand of these loans had no ACL associated with them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three and six months ended June 30, 2024 and 2023, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the aging of the amortized cost in past-due loans as of June 30, 2024 and December 31, 2023 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
June 30, 2024
Commercial and industrial	$—	$—	$255	$255	$260,795
Commercial real estate	—	213	300	513	1,257,647
Commercial real estate construction	—	—	—	—	85,720
Residential real estate	—	11	578	589	80,965
Home equity	—	—	—	—	14,255
Consumer	—	236	—	236	32,858
Total	$—	$460	$1,133	$1,593	$1,732,240

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2023
Commercial and industrial	$229	$—	$327	$556	$273,006
Commercial real estate	20	—	300	320	1,259,035
Commercial real estate construction	—	—	—	—	85,725
Residential real estate	—	—	1,167	1,167	77,155
Home equity	—	—	—	—	13,546
Consumer	—	—	—	—	36,552
Total	$249	$—	$1,794	$2,043	$1,745,019

As of June 30, 2024 and December 31, 2023, loans in the process of foreclosure were $1,690 and $1,840 respectively, of which $915 and $1,504 were secured by residential real estate.

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

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at June 30, 2024 and December 31, 2023 and gross charge-offs for the six months ended June 30, 2024 and the year ended December 31, 2023:

								Revolving
							Revolving	Loans to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$19,195	45,575	45,044	43,157	38,212	62,307	—	—	$253,490
Special Mention	5	87	3,333	535	—	255	—	—	4,215
Substandard	2,155	386	385	189	—	230	—	—	3,345
Total Commercial and industrial	$21,355	46,048	48,762	43,881	38,212	62,792	—	—	$261,050
Current period gross charge-offs	7	—	—				—	—	7

Commercial real estate
Pass	$31,208	198,516	325,986	212,649	157,686	276,384	4,178	—	$1,206,607
Special Mention	—	—	—	16,170	—	14,819	—	—	30,989
Substandard	—	—	—	15,080	—	5,484	—	—	20,564
Total Commercial real estate	$31,208	198,516	325,986	243,899	157,686	296,687	4,178	—	$1,258,160
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$11,260	22,474	27,345	24,641	—	—	—	—	$85,720
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$11,260	22,474	27,345	24,641	—	—	—	—	$85,720
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$3,051	23,241	17,013	8,572	8,846	20,243	—	—	$80,966
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	588	—	—	588
Total Residential real estate	$3,051	23,241	17,013	8,572	8,846	20,831	—	—	$81,554
Current period gross charge-offs	—	—	—	—	—	94	—	—	94

Home equity
Pass	$—	47	65	—	—	50	12,455	1,638	$14,255
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Home Equity	$—	47	65	—	—	50	12,455	1,638	$14,255
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$135	25,398	5	—	1,560	83	5,824	—	$33,005
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	89	—	—	89
Total Consumer	$135	25,398	5	—	1,560	172	5,824	—	$33,094
Current period gross charge-offs	—	—	—	—	—		—	—	—

Total Loans	$67,009	315,724	419,176	320,993	206,304	380,532	22,457	1,638	$1,733,833

Gross charge-offs	$7	—	—	—	—	94	—	—	$101

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,852 and $16,475 at June 30, 2024 and December 31, 2023, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$79,029	$—	$79,029	$—
Mortgage-backed securities	273,583	—	273,583	—
Corporate securities	19,172	—	16,442	2,730
Obligations of states and political subdivisions	91,268	—	91,268	—
Total securities available-for-sale	$463,052	$—	$460,322	$2,730

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2024.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$87,067	$—	$87,067	$—
Mortgage-backed securities	290,221	—	290,221	—
Corporate securities	19,276	—	16,541	2,735
Obligations of states and political subdivisions	93,384	—	93,384	—
Total securities available-for-sale	$489,948	$—	$487,213	$2,735

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

Assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	June 30, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial Real Estate	$10,926	$—	$—	$10,926

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2023	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial Real Estate, Residential Real Estate	$695	$—	$—	$695

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $4.0 million and $194 thousand at June 30, 2024 and December 31, 2023, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023:

	Fair Value			Range
June 30, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate	$10,926	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate, Residential Real Estate	$695	Appraisal of collateral (1)	Appraisal and liquidation	20-64%
			adjustments (2)	(57%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$189,680	$189,680	$189,680	$—	$—
Loans, net	1,706,018	1,620,917	—	—	1,620,917
Accrued interest receivable	9,616	9,616	—	2,481	7,135
Restricted investment in bank stocks	4,595	NA	—	—	—
Financial liabilities:
Deposits	2,199,281	2,198,372	2,041,521	156,851	—
FHLB advances, short term	—	—	—	—	—
BTFP borrowing, short term	50,000	50,041	—	50,041	—
FHLB advances, long term	10,000	9,775	—	9,775	—
Subordinated notes, net of issuance costs	19,555	23,400	—	23,400	—
Accrued interest payable	1,779	1,779	—	1,779	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$147,383	$147,383	$147,383	$—	$—
Loans, net	1,721,880	1,634,581	—	—	1,634,581
Accrued interest receivable	5,934	5,934	—	2,343	3,591
Restricted investment in bank stocks	14,525	NA	—	—	—
Financial liabilities:
Deposits	2,038,749	2,037,798	1,817,232	220,566	—
FHLB advances, short term	224,500	223,982		223,982
FHLB advances, long term	10,000	9,914	—	9,914	—
Subordinated notes, net of issuance costs	19,520	25,490	—	25,490	—
Accrued interest payable	2,113	2,113	—	2,113	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Non-interest bearing demand accounts	$681,232	$699,203
Interest-bearing demand accounts	418,074	304,892
Money market accounts	684,160	584,976
Savings accounts	258,056	228,161
Certificates of Deposit	157,759	221,517
Total deposits	$2,199,281	$2,038,749

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at June 30, 2024 and December 31, 2023 were $11.4 million and $11.3 million, respectively.

Scheduled maturities of time deposits for the next five years as of June 30, 2024, are as follows:

2024	$137,199
2025	17,449
2026	1,993
2027	1,118
$157,759

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $9.3 million and $10.6 million at June 30, 2024 and December 31, 2023, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	269	279	538	557
Expected return on plan assets	(479)	(411)	(958)	(822)
Amortization of transition cost	—	—	—	—
Amortization of net loss	74	70	147	141
Net periodic benefit cost/(income)	$(136)	$(62)	$(273)	$(124)

The Company has a time based restricted stock plan. For the three months ended June 30, 2024 and 2023, the Company’s recognized stock-based compensation costs were $0 and $8, respectively. For the six months ended June 30, 2024 and 2023 the Company’s recognized stock-based compensation costs of $5 and $36, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three and six months ended June 30, 2024 and 2023. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. There was no unamortized expense at June 30, 2024.

A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2024 is presented below:

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

The following table summarizes the activity of RSUs during the six months ended June 30, 2024:

Restricted Stock Units
Non-vested RSUs at beginning of period	72,513
Granted	44,091
Vested	(18,710)
Forfeited	—
Non-vested RSUs at end of period	97,894

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(61,345)	$(7,855)	$108	$(69,092)
Other comprehensive income/(loss) before reclassification, net	1,425	237	(3)	1,659
Credit loss expense	—	—	—	—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	1,425	237	(3)	1,659
Ending balance	$(59,920)	$(7,618)	$105	$(67,433)

	Six Months Ended June 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification	(3,793)	474	(6)	(3,325)
Credit loss expense	—		—	—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(3,793)	474	(6)	(3,325)
Ending balance	$(59,920)	$(7,618)	$105	$(67,433)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(50,800)	$(7,494)	$120	$(58,174)
Other comprehensive income/(loss) before reclassification	(8,677)	395	(3)	(8,285)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(8,677)	395	(3)	(8,285)
Ending balance	$(59,477)	$(7,099)	$117	$(66,459)

	Six Months Ended June 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	(3,960)	790	(6)	(3,176)
Credit loss expense	5,000	—	—	5,000
Less amounts reclassified from accumulated other comprehensive income	(87)	—	—	(87)
Net current period other comprehensive income/(loss)	953	790	(6)	1,737
Ending balance	$(59,477)	$(7,099)	$117	$(66,459)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

						Affected Line Item
	Amount Reclassified from Accumulated Other Comprehensive Income					in the Statement where
						Net Income is Presented
	Three Months Ended June 30,			Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2024		2023	2024	2023
Unrealized gains and losses on available-for-sale securities
Credit Loss Expense	$			$—	$—
Realized gains on securities available-for-sale		—	$—	—	107	Investment security gains (losses)
Total before tax		—	—	—	107
Tax effect		—	—	—	20	Provision for income taxes
Net of tax		$—	$—	$—	$87

Amortization of defined benefit pension items
Transition asset		$—	$—	$—	$—	Other expense
Actuarial gains (losses)		—	—	—	—	Other expense
Total before tax		—	—	—	—
Tax effect		—	—	—	—	Provision for income taxes
Net of tax		$—	$—	$—	$—

Total reclassifications for the period, net of tax		$—	$—	$—	$87

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024	2023
Noninterest Income
Service charges on deposit accounts	$		$
Overdraft fees		134		107	$254	$188
Other		98		98	213	190
Trust income		1,309		1,265	2,621	2,441
Investment advisory income		1,650		1,289	3,225	2,486
Investment securities gains (losses)(a)		—		—	—	107
Earnings on bank owned life insurance(a)		270		244	512	482
Other(b)		346		283	668	562
Total Noninterest Income		$3,807		$3,286	$7,493	$6,456

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $268 and $235 for the three months ended June 30, 2024 and 2023, respectively, and $535 and $467 for the six months ended June 30, 2024 and 2023, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $77 and $48 for the three months ended June 30, 2024 and 2023, respectively, and $133 and $95 for the six months ended June 30, 2024 and 2023 which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended June 30, 2024			For the six months ended June 30, 2024
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$24,119	$—	$24,119	$45,720	$—	$45,720
Noninterest income	848	2,959	3,807	1,647	5,846	7,493
Provision for credit loss - investments	—	—	—	1,900	—	1,900
Provision for credit loss	(2,210)	—	(2,210)	(2,470)	—	(2,470)
Noninterest expenses	(13,219)	(2,268)	(15,487)	(26,423)	(4,374)	(30,797)
Income tax expense	(1,871)	(145)	(2,016)	(4,034)	(309)	(4,343)
Net income	$7,667	$546	$8,213	$16,340	$1,163	$17,503
Total assets	$2,471,961	$9,196	$2,481,157	$2,471,961	$9,196	$2,481,157

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$22,602	$—	$22,602	$43,741	$—	$43,741
Noninterest income	733	2,553	3,286	1,528	4,928	6,456
Provision for credit loss- investments	—	—	—	(5,000)	—	(5,000)
Provision for credit loss	(214)	—	(214)	(1,569)	—	(1,569)
Noninterest expenses	(12,275)	(2,172)	(14,447)	(24,489)	(3,986)	(28,475)
Income tax expense	(2,061)	(80)	(2,141)	(2,639)	(198)	(2,837)
Net income	$8,785	$301	$9,086	$11,572	$744	$12,316
Total assets	$2,485,549	$8,360	$2,493,909	$2,485,549	8,360	$2,493,909

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at June 30, 2024 and at December 31, 2023 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at June 30, 2024 and December 31, 2023 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital to risk weighted assets	$277,025	15.09%	$146,861	8.00%	$181,281	9.875%	$183,576	10.00%
Tier 1 (Core) capital to risk weighted assets	254,024	13.84%	110,146	6.00%	144,566	7.875%	146,861	8.00%
Common Tier 1 (CET1) to risk weighted assets	254,024	13.84%	82,609	4.50%	117,030	6.375%	119,324	6.50%
Tier 1 (Core) Capital to average assets	254,024	10.04%	101,196	4.00%	N/A	N/A	126,495	5.00%
December 31, 2023
Total capital to risk weighted assets	$262,598	14.16%	$148,398	8.00%	$183,178	9.875%	$185,497	10.00%
Tier 1 (Core) capital to risk weighted assets	239,398	12.91%	111,298	6.00%	146,079	7.875%	148,398	8.00%
Common Tier 1 (CET1) to risk weighted assets	239,398	12.91%	83,474	4.50%	118,254	6.375%	120,573	6.50%
Tier 1 (Core) Capital to average assets	239,398	9.42%	101,640	4.00%	N/A	N/A	127,049	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at June 30, 2024 and December 31, 2023 and for the three months and six months ended June 30, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	risks associated with loan participations;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the amounts of non-performing loans and loans that are charged-off;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.7 billion in assets under management at June 30, 2024. As of June 30, 2024, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.7 billion, $2.2 billion and $177.5 million, respectively.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. A summary of our accounting policies, included the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K. There were no significant changes to the critical accounting estimates during the three months and six months ended June 30, 2024 as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			June 30, 2024
			vs.
	As of June 30,	As of December 31,	December 31, 2023
	2024	2023	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,481,157	2,485,468	(4,311)	(0.2)%
Cash and due from banks	189,680	147,383	42,297	28.7%
Loans, net	1,706,018	1,721,880	(15,862)	(0.9)%
Investment securities, available for sale	463,052	489,948	(26,896)	(5.5)%
Deposits	2,199,281	2,038,749	160,532	7.9%
FHLB advances, short term	—	224,500	(224,500)	(100.0)%
BTFP borrowings, short term	50,000	—	50,000	100.0%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	19,555	19,520	35	0.2%
Stockholders’ Equity	177,544	165,376	12,168	7.4%

Assets. Our total assets were $2.5 billion at June 30, 2024, a decrease of $4.3 million, or 0.2%, from December 31, 2023. The decrease was primarily driven by decreases of $26.9 million in investment securities, available for sale, and $15.9 million in net loans offset by the increase of $42.3 million in cash and due from banks.

Cash and due from banks. Cash and due from banks increased $42.3 million, or 28.7%, to $189.7 million at June 30, 2024, from $147.4 million at December 31, 2023. The increase was mainly the result of management’s focus on using deposit growth during the period to build a strong liquidity position.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$260,857	15.05%	$273,347	15.65%
Commercial real estate	1,258,160	72.57%	1,259,356	72.08%
Commercial real estate construction	85,720	4.94%	85,725	4.91%
Residential real estate	81,554	4.70%	78,321	4.48%
Home equity	14,255	0.82%	13,546	0.78%
Consumer	33,094	1.91%	36,552	2.09%
PPP loans	193	0.01%	215	0.01%
Total loans	1,733,833	100.00%	1,747,062	100.00%
Allowance for credit losses	27,815		25,182
Total loans, net	$1,706,018		$1,721,880

Net loans decreased $15.9 million, or 0.9%, to $1.7 billion at June 30, 2024 from December 31, 2023 primarily due to repayments of commercial and industrial loans during the first six months of 2024. Commercial and industrial loans experienced a decrease of $12.5 million, or 4.6%, to $260.9 million at June 30, 2024 from $273.3 million at December 31, 2023. Commercial real estate loans decreased slightly by $1.2 million, or 0.1%, to $1.3 billion at June 30, 2024. Residential real estate loans grew $3.2 million, or 4.1%, to $81.6 million at June 30, 2024 from $78.3 million at December 31, 2023. Consumer loans decreased $3.5 million, or 9.5%, to $33.1 million at June 30, 2024 from $36.6 million at December 31, 2023. The overall diversification within the commercial real estate portfolio provides stability while we remain focused on loan originations to new and existing customers during the six months ended June 30, 2024 as well as our continued commitment to geographic expansion in our market area.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $16.0 million at June 30, 2024 as compared to $4.4 million at December 31, 2023.

	At June 30,	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$295	$556
Commercial real estate	14,957	2,692
Commercial real estate construction	—	—
Residential real estate	588	1,179
Home equity	—	—
Consumer	—	—
Total non-accrual loans	15,840	4,427
Accruing loans 90 days or more past due:
Commercial and industrial	150	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	150	—
Total non-performing loans	15,990	4,427
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$15,990	$4,427
Ratios:
Total non-performing loans to total loans	0.92%	0.25%
Total non-performing loans to total assets	0.64%	0.18%
Total non-performing assets to total assets	0.64%	0.18%

Non-performing loans at June 30, 2024 totaled $16.0 million and consisted of $15.0 million of commercial real estate loans, $445 thousand of commercial and industrial loans, and $588 thousand of residential real estate loans. The increase in non-performing loans was primarily the result of the addition of one non-accrual commercial real estate loan participation totaling $14.7 million which is expected to become greater than 90 days delinquent. We had no other real estate owned at June 30, 2024 and December 31, 2023, respectively.

Non-performing assets increased $11.6 million, or 261.2%, to $16.0 million, or 0.64% of total assets, at June 30, 2024 from $4.4 million, or 0.18% of total assets, at December 31, 2023. The increase in non-performing assets at June 30, 2024, compared to December 31, 2023 was primarily driven by an increase of $12.3 million in non-accrual commercial real estate loans offset by reductions in the level of non-performing loans in the residential real estate category.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months and six months ended June 30, 2024.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At June 30,	At December 31,
	2024	2023

	(Dollars in thousands)
Classification of Assets:
Substandard	$24,586	$19,615
Doubtful	—	—
Loss	—	—
Total Classified Assets	$24,586	$19,615
Special Mention	$35,204	$32,804

On the basis of management’s review of our assets, we have classified $24.6 million of our assets at June 30, 2024 as substandard compared to $19.6 million at December 31, 2023, due to certain trends and increased delinquencies within those loans. There were no doubtful assets as of June 30, 2024 and December 31, 2023. We designated $35.2 million of our assets at June 30, 2024 as special mention compared to $32.8 million designated as special mention at December 31, 2023.

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

The allowance for credit losses increased by $3.0 million, or 11.9%, to $27.8 million, or 1.60% of total loans at June 30, 2024, from $24.8 million, or 1.45% of total loans at June 30, 2023. The increase in the allowance was primarily due to increased provision during the first six months of 2024 resulting from the increase in non-accrual loans, primarily the one non-accrual commercial real estate loan participation described above.

	At or for the Six Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Balance at beginning of year	$25,182	$21,832
Adoption of ASC 326	—	1,428
Charge-offs:
Commercial and industrial	7	334
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	94	—
Home equity	—	—
Consumer	—	36
PPP loans	—	—
Total charge-offs	101	370
Recoveries:
Commercial and industrial	24	58
Commercial real estate	—	13
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	39	140
Total recoveries	63	211
Net charge-offs (recoveries)	38	159
Provision for credit losses	2,671	1,747
Balance at end of period	$27,815	$24,848
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for credit losses to non-performing loans at end of period	173.95%	460.06%
Allowance for credit losses to total loans at end of period	1.60%	1.45%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30, 2024		At December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$88,950	$79,029	$96,736	$87,067
Mortgage-backed securities	322,824	273,583	337,393	290,221
Corporate securities	23,519	19,172	23,529	19,276
Obligations of states and political subdivisions	103,606	91,268	103,336	93,384
Total	$538,899	$463,052	$560,994	$489,948

Available for sale securities decreased $26.9 million, or 5.5%, to $463.1 million at June 30, 2024 from $489.9 million at December 31, 2023, due primarily to limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the six month period ended June 30, 2024. During the first quarter of 2024, the Company sold and recorded a recovery of $1.9 million related to Signature Bank subordinated debt which was written-off during 2023. As part of the treatment, the Company evaluated the securities portfolio for an allowance and determined it was not necessary. Accordingly, the recovery resulted in a net credit to the ACL.

We did not have held-to-maturity securities at June 30, 2024 and December 31, 2023.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At June 30, 2024			At December 31, 2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$681,232	30.98%	—	$699,203	34.30%	—
Interest bearing demand deposits	418,074	19.01%	0.51%	304,892	14.95%	0.49%
Money market deposits	684,160	31.11%	2.31%	584,976	28.69%	2.04%
Savings deposits	258,056	11.73%	1.34%	228,161	11.19%	1.19%
Certificates of deposit	157,759	7.17%	4.38%	221,517	10.87%	4.57%
Total	$2,199,281	100.00%	1.29%	$2,038,749	100.00%	1.29%

Total deposits increased $160.5 million, or 7.9%, to $2.2 billion at June 30, 2024 from December 31, 2023 which was driven by organic deposit growth which represented a continued focus on maintaining strong liquidity during the first six months of 2024. Interest bearing demand deposits experienced a $113.2 million, or 37.1%, increase and money market deposits increased $99.2 million, while savings deposits increased by $29.9 million during the first six months of 2024 primarily related to our continued strategic focus on business account activity. Non-interest-bearing demand deposits decreased $18.0 million primarily due to a shift of certain deposits into interest bearing accounts combined with normal business activity during the first half of 2024. At June 30, 2024, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.0 billion, or 92.8% of our total deposits. Certificates of deposit decreased by $63.8 million, or 28.8%, mainly from reductions in brokered deposits during the six month period ended June 30, 2024. We held approximately $115.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at June 30, 2024 as compared to $172.4 million at December 31, 2023. This decrease was the result of increased organic deposit activity during the period which allowed for maturity of the brokered deposits without replacement and reduced interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $7.5 million and $97.5 million, respectively, at June 30, 2024 and the CDARS and ICS networks totaled $11.1 million and $99.5 million, respectively, at December 31, 2023. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 40% of total deposits as of June 30, 2024 as compared to 37% of total deposits at December 31, 2023.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $10.0 million at June 30, 2024 and $234.5 million at December 31, 2023. This decrease represents a continued focus by management to reduce borrowings by using lower-cost deposits, which experienced growth during the six months ended June 30, 2024. We have the capacity to borrow an additional $511.0 million from the Federal Home Loan Bank of New York as of June 30, 2024.

During the first quarter of 2024, we also utilized $50 million of funding through the Bank Term Funding Program from the Federal Reserve under a one-year facility expiring in March 2025.

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

Stockholders’ Equity

Stockholders’ equity increased $12.2 million, to $177.5 million, at June 30, 2024 from $165.4 million at December 31, 2023. The increase was due mainly to an increase of $14.9 million in retained earnings, partially offset by a $3.3 million increase in unrealized losses on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a direct result of higher market interest rates.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month and six month periods ended June 30, 2024 and 2023. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.6 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. Average deferred loan fees totaled $4.7 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,728,195	$26,778	6.21%	$1,689,054	$23,871	5.67%
PPP loans	197	-	-%	1,619	8	1.97%
Investment securities available for sale	467,308	3,364	2.89%	515,852	3,542	2.75%
Cash and due from banks and other	160,498	2,048	5.12%	161,611	1,953	4.85%
Restricted stock	5,343	322	24.17%	11,867	366	12.37%
Total interest-earning assets	2,361,541	32,512	5.52%	2,380,002	29,740	5.01%
Noninterest-earning assets	99,032			94,298
Total assets	$2,460,573			$2,474,300
Interest-bearing liabilities:
Interest-bearing demand deposits	$394,697	$485	0.49%	$354,372	$301	0.34%
Money market deposits	666,460	3,796	2.28%	630,559	2,247	1.43%
Savings deposits	254,188	877	1.38%	254,335	597	0.94%
Certificates of deposit	184,363	2,114	4.60%	170,442	1,479	3.48%
Total interest-bearing deposits	1,499,708	7,272	1.94%	1,409,709	4,625	1.32%
FHLB Advances and other borrowings	76,923	890	4.64%	175,220	2,283	5.23%
Subordinated notes	19,544	231	4.74%	19,472	231	4.75%
Total interest-bearing liabilities	1,596,175	8,393	2.11%	1,604,401	7,138	1.78%
Noninterest-bearing demand deposits	667,455			700,923
Other noninterest-bearing liabilities	25,717			20,590
Total liabilities	2,289,347			2,325,913
Total stockholders’ equity	171,226			148,387
Total liabilities and stockholders’ equity	$2,460,573			$2,474,300
Net interest income		$24,119			$22,602
Net interest rate spread(2)			3.41%			3.23%
Net interest-earning assets(3)	$765,366			$775,601
Net interest margin(4)			4.10%			3.81%
Average interest-earning assets to interest-bearing liabilities			148.0%			148.3%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,733,197	$52,389	6.06%	$1,654,339	$45,696	5.57%
PPP loans	203	3	2.96%	1,666	20	2.41%
Investment securities available for sale	474,419	6,796	2.87%	523,266	7,109	2.74%
Cash and due from banks and other	155,047	3,713	4.80%	132,019	2,811	4.29%
Restricted stock	8,119	684	16.90%	11,760	468	8.03%
Total interest-earning assets	2,370,985	63,585	5.38%	2,323,050	56,104	4.87%
Noninterest-earning assets	96,839			94,937
Total assets	$2,467,824			$2,417,987
Interest-bearing liabilities:
Interest-bearing demand deposits	$377,492	$922	0.49%	$337,890	$543	0.32%
Money market deposits	643,244	7,151	2.23%	618,332	3,920	1.28%
Savings deposits	245,009	1,662	1.36%	256,143	1,112	0.88%
Certificates of deposit	197,003	4,528	4.61%	133,203	1,939	2.94%
Total interest-bearing deposits	1,462,748	14,263	1.96%	1,345,568	7,514	1.13%
FHLB Advances and other borrowings	122,203	3,141	5.15%	176,569	4,388	5.01%
Subordinated notes	19,535	461	4.73%	19,463	461	4.78%
Total interest-bearing liabilities	1,604,486	17,865	2.23%	1,541,600	12,363	1.62%
Noninterest-bearing demand deposits	667,947			707,284
Other noninterest-bearing liabilities	27,081			22,840
Total liabilities	2,299,514			2,271,724
Total stockholders’ equity	168,310			146,263
Total liabilities and stockholders’ equity	$2,467,824			$2,417,987
Net interest income		$45,720			$43,741
Net interest rate spread(2)			3.15%			3.25%
Net interest-earning assets(3)	$766,499			$781,450
Net interest margin(4)			3.87%			3.80%
Average interest-earning assets to interest-bearing liabilities			147.8%			150.7%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$607	$2,300	$2,907	$2,719	$3,974	$6,693
PPP loans	(2)	(6)	(8)	(23)	6	(17)
Investment securities available for sale	(349)	171	(178)	(660)	347	(313)
Cash and due from banks	(14)	109	95	567	335	902
Other	(393)	349	(44)	(303)	519	216
Total interest-earning assets	(151)	2,923	2,772	2,300	5,181	7,481
Interest-bearing liabilities:
Interest-bearing demand deposits	51	133	184	101	278	379
Money market deposits	204	1,345	1,549	330	2,901	3,231
Savings deposits	—	280	280	(70)	620	550
Certificates of deposit	160	475	635	1,484	1,105	2,589
Total interest-bearing deposits	415	2,233	2,648	1,845	4,904	6,749

Federal Home Loan Bank advances	(1,138)	(254)	(1,392)	(1,372)	126	(1,246)
Subordinated notes	—	(1)	(1)	5	(6)	(1)
Total interest-bearing liabilities	(723)	1,978	1,255	478	5,024	5,502
Change in net interest income	$572	$945	$1,517	$1,822	$157	$1,979

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount ($)	Percentage %	2024	2023	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$32,512	$29,740	$2,772	9.3%	$63,585	$56,104	$7,481	13.3%
Interest expense	8,393	7,138	1,255	17.6%	17,865	12,363	5,502	44.5%
Net interest income	24,119	22,602	1,517	6.7%	45,720	43,741	1,979	4.5%
Provision for credit losses - investments	—	—	—	—%	(1,900)	5,000	(6,900)	(138.0)%
Provision for credit losses	2,210	214	1,996	932.7%	2,470	1,569	901	57.4%
Noninterest income	3,807	3,286	521	15.9%	7,493	6,456	1,037	16.1%
Noninterest expense	15,487	14,447	1,040	7.2%	30,797	28,475	2,322	8.2%
Provision for income taxes	2,016	2,141	(125)	(5.8)%	4,343	2,837	1,506	53.1%
Net income	8,213	9,086	(873)	(9.6)%	17,503	12,316	5,187	42.1%

General. Net income decreased $873 thousand, or 9.6%, to $8.2 million for the three months ended June 30, 2024 from $9.1 million for the three months ended June 30, 2023. The decrease was driven primarily by an increase of $2.0 million related to the provision for credit losses and an increase of $1.0 million in noninterest expense, partially offset by an increase in net interest income of $1.5 million during the second quarter of 2024 as compared to the same quarter in 2023. Net income for the six months ended June 30, 2024 was $17.5 million, as compared to $12.3 million for the same period in 2023. The overall increase was driven primarily by increased net interest income of $2.0 million and a reduction in the provision for credit losses of $6.9 million associated with the recovery of Signature Bank subordinated debt which was written off during 2023 and recovered during the six month period ended June 30, 2024 as compared to the same prior year period.

Interest Income. Interest income increased $2.7 million, or 9.3%, to $32.5 million for the three months ended June 30, 2024 from $29.7 million for the three months ended June 30, 2023. This increase was primarily driven by a 51 basis points increase in the average yield of interest-earning assets which grew from 5.01% during the three months ended June 30, 2023 to 5.52% for the three months ended June 30, 2024 as a result of the higher interest rate environment. During the same comparative period, the average balance of interest-earning assets decreased by $18.5 million, or 0.8%, to $2.4 billion for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Interest income increased $7.5 million, or 13.3%, for the six months ended June 30, 2024 reaching $63.6 million from $56.1 million for the six months ended June 30, 2023. This increase was driven by a $47.9 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $78.9 million, or 4.8%, between the six months ended June 30, 2024 and June 30, 2023. In addition, the average yield of interest-earning assets increased by 51 basis points from 4.87% for the six months ended June 30, 2023 to 5.38% for the six months ended June 30, 2024 as a result of the higher interest rate environment.

Interest income on loans increased by $2.9 million, or 12.2%, to $26.8 million during the three months ended June 30, 2024 from $23.9 million during the three months ended June 30, 2023. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans) and an increase in the average yield on loans. The average balance of these loans increased by $39.1 million, or 2.3%, to $1.7 billion for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in the average balance of loans was due to stability in commercial real estate loan balances, including commercial real estate construction, as well as growth in our commercial and industrial loan portfolio. The average yield on loans, excluding PPP loans, increased by 54 basis points to 6.21% for the three months ended June 30, 2024 from 5.67% for the three months ended June 30, 2023 as a result of the extended higher interest rate environment and management’s continued focus on disciplined loan pricing.

For the six months ended June 30, 2024, interest income on loans increased by $6.7 million, or 14.6%, reaching $52.4 million as compared to $45.7 million for the six months ended June 30, 2023. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) of $78.9 million between the six months ended June 30, 2023 and June 30, 2024. The increase in average loans outstanding was due to an increase in the commercial and industrial segment of the loan portfolio as well as stability in commercial real estate loan balances, including commercial real estate construction. This increase in production was also coupled with an increase in average yield on loans, excluding PPP loans, for the six month periods from 5.57% in 2023 to 6.06% in 2024. The increase in the average yield on loans was driven by the effect of the higher interest rate environment during 2023 and the first half of 2024 and management’s continued focus on disciplined loan pricing.

Interest income on securities decreased by $178 thousand to $3.4 million during the three months ended June 30, 2024 from $3.5 million during the three months ended June 30, 2023. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the current period due to certain maturities as well as a result of the Signature Bank subordinated debt writeoff during 2023. The average balance of securities decreased by $48.5 million, or 9.4%, to $467.3 million for the three months ended June 30, 2024 compared to $515.9 million for the three months ended June 30, 2023. The average yield on investment securities increased by 14 basis points overall from 2.75% for the three months ended June 30, 2023 to 2.89% for the three months ended June 30, 2024. The increase in the average yield reflected the continued maturity of lower yielding investments during the current period.

For the six months ended June 30, 2024, interest income on securities decreased by $313 thousand, or 4.4%, to $6.8 million during the period from $7.1 million during the six months ended June 30, 2023. The decrease in interest income on securities was due to a decrease in the average balance of securities during the current period. The average balance of securities decreased by $48.8 million, or 9.3%, to $474.4 million for the six months ended June 30, 2024 compared to $523.3 million for the six months ended June 30, 2023 due to certain maturities as well as a result of the Signature Bank subordinated debt writeoff during 2023. The average yield on investment securities increased by 13 basis points overall from 2.74% for the six months ended June 30, 2023 to 2.87% for the six months ended June 30, 2024. The increase in the average yield on securities was primarily related to the maturity of lower yielding securities during 2023 and the first half of 2024.

Interest Expense. Interest expense increased $1.3 million, or 17.6%, to $8.4 million for the three months ended June 30, 2024 from $7.1 million for the three months ended June 30, 2023. The increased interest expense continues to be driven primarily by the higher interest rate environment and the impact on deposit costs as well as funding costs during the quarter. The average rate paid on interest-bearing liablities increased 33 basis points to 2.11% during the three months ended June 30, 2024 as compared to 1.78% for the three month period ended June 30, 2023. The average balance of interest-bearing liabilities decreased by $8.2 million, or 0.5%, and remained level at approximately $1.6 billion for the three months ended June 30, 2024 and for the three months ended June 30, 2023.

Interest expense increased $5.5 million, or 44.5%, to $17.9 million for the six months ended June 30, 2024 from $12.4 million for the six months ended June 30, 2023. The increase in interest expense reflects the higher interest rate environment and the continuing effect on deposit and funding costs during the period. The average rate paid on interest-bearing liabilities increased 61 basis points to 2.23% during the six months ended June 30, 2024 as compared to 1.62% for the six month period ended June 30, 2023. The average balance of interest-bearing liabilities increased by $62.9 million, or 4.1%, to $1.6 billion for the six months ended June 30, 2024 as compared to $1.5 billion for the six months ended June 30, 2023.

Interest expense on interest-bearing deposits increased by $2.7 million to $7.3 million for the three months ended June 30, 2024 from $4.6 million for the three months ended June 30, 2023. The increase in interest expense on interest-bearing deposits was due mainly to the continued increase in the average cost of deposits. The average cost of interest-bearing deposits increased 62 basis points to 1.94% during the three months ended June 30, 2024 as compared to 1.32% for the three months ended June 30, 2023. The average cost of interest-bearing deposits increased due to the continued impact of the higher interest rate environment on deposit accounts. The average balance of interest-bearing deposits increased by $90.0 million, or 6.4%, to $1.5 billion for the three months ended June 30, 2024 as compared to $1.4 billion for the three months ended June 30, 2023 primarily as a result of the increases in the average balances of interest-bearing demand deposits and money market accounts.

During the six months ended June 30, 2024, interest expense on interest-bearing deposits increased by $6.7 million, or 89.8%, to $14.3 million during the six months ended June 30, 2024 from $7.5 million during the six months ended June 30, 2023. The increase in interest expense on interest-bearing deposits for the six month period ended June 30, 2024 as compared to the same prior year period represents the effect of the higher interest rate environment on the average cost of deposits coupled with higher average balances of interest bearing deposits. The average cost of interest-bearing deposits increased 83 basis points to 1.96% for the six months ended June 30, 2024 as compared to 1.13% for the six months ended June 30, 2023. The average balance of interest-bearing deposits increased by $117.2 million, or 8.7%, to $1.5 billion for the six months ended June 30, 2024 as compared to $1.4 billion for the six months ended June 30, 2023 primarily as a result of the increases in the average balances of certificates of deposit, interest-bearing demand deposits and money market accounts.

We also expensed a relatively level amount of approximately $231 thousand in interest expense for both the three months ended June 30, 2024 and 2023 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. In addition, we expensed $461 thousand in interest expense for both the six months ended June 30, 2024 and June 30, 2023. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

The interest expense related to borrowings in the second quarter of 2024 decreased to $890 thousand at an average cost of 4.64% as compared to interest expense of $2.3 million at an average cost of 5.23% for the same period in 2023. The second quarter 2024 average FHLB and other borrowings decreased to $76.9 million compared to $175.2 million of average FHLB and other borrowing in the same quarter of 2023. The decrease in average borrowings was the direct result of paydowns driven by increased deposits and less use of cash during the current period. Management was able to replace higher cost FHLB borrowings with lower cost borrowings though the Bank Term Funding Program and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce associated costs.

The interest expense related to FHLB and other borrowing for the first six months of 2024 decreased to $3.1 million as compared to $4.4 million for the first six months of 2023. For the six months ended June 30, 2024, average FHLB and other borrowings decreased to $122.2 million with an average cost of 5.15% compared to $176.6 million of average FHLB and other borrowings with an average cost of 5.01% for the same period in 2023. The decrease in average borrowings was the direct result of paydowns driven by increased deposits and less use of cash during the current period.

Net Interest Income. Net interest income increased $1.5 million, or 6.7%, to $24.1 million for the three months ended June 30, 2024 from $22.6 million for the three months ended June 30, 2023 due to the increase in income from interest earning assets outpacing the growth of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 18 basis points to 3.41% for the three months ended June 30, 2024 from 3.23% for the three months ended June 30, 2023, reflecting a 51 basis points increase in the average yield on interest-earning assets offset by a 33 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin increased 29 basis points to 4.10% for the three months ended June 30, 2024 from 3.81% for the three months ended June 30, 2023 due to the higher interest rate environment as well as the impact of managed funding and deposit costs during the period.

For the six months ended June 30, 2024, net interest income increased $2.0 million, or 4.5%, to $45.7 million from $43.7 million for the six months ended June 30, 2023 due primarily to an increase in net interest margin for the current period. The net interest margin increased seven basis points to 3.87% for the six months ended June 30, 2024 from 3.80% for the six months ended June 30, 2023. Net interest rate spread decreased by 10 basis points to 3.15% for the six months ended June 30, 2024 from 3.25% for the six months ended June 30, 2023.

Provision for Credit Losses. The Company recognized a provision for credit losses of $2.2 million for the three months ended June 30, 2024, compared to $214 thousand for the three months ended June 30, 2023. The increased provision for the three months ended June 30, 2024 as compared to the same period in 2023 reflected mainly a specific reserve associated with a nonaccrual commercial real estate loan participation identified during the second quarter of 2024. The allowance for credit losses to total loans was 1.60% as of June 30, 2024, an increase of 13 basis points, or 8.8%, versus 1.47% as of December 31, 2023.

For the six months ended June 30, 2024, the provision for credit losses totaled $570 thousand as compared to $6.6 million for the six months ended June 30, 2023. The provision for the six months ended June 30, 2024 reflected the recognition of a $1.9 million recovery associated with the 2023 write off of the Signature Bank corporate security in the amount of $5.0 million made during the six months ended June 30, 2023 as well as the additional provision related to a nonaccrual commercial real estate loan participation identified during the second quarter of 2024. Total participation and syndicated loans represent approximately 10.7% of total loans at June 30, 2024.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$232	$205	$27	13.2%	$467	$378	$89	23.5%
Trust income	1,309	1,265	44	3.5%	2,621	2,441	180	7.4%
Investment advisory income	1,650	1,289	361	28.0%	3,225	2,486	739	29.7%
Investment securities gains	—	—	—	—%	—	107	(107)	(100.0)%
Earnings on bank owned life insurance	270	244	26	10.7%	512	482	30	6.2%
Other	346	283	63	22.3%	668	562	106	18.9%
Total noninterest income	$3,807	$3,286	$521	15.9%	$7,493	$6,456	$1,037	16.1%

Noninterest income increased by $521 thousand, or 15.9%, reaching $3.8 million for the three months ended June 30, 2024 as compared to $3.3 million for the three months ended June 30, 2023. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 15.9% increase quarter-over-quarter, to $3.0 million for the second quarter of 2024 as compared to $2.6 million for the second quarter of 2023 as a result of continued growth in asset values during the current period. During the same period, assets-under-management increased to $1.7 billion at June 30, 2024 from $1.4 billion at June 30, 2023.

For the six months ended June 30, 2024, noninterest income increased by $1.0 million, or 16.1%, to $7.5 million as compared to $6.5 million for the six months ended June 30, 2023. Our Wealth Management division revenues increased and represented a 18.7% growth reaching $5.8 million for the six month period ended June 30, 2024 from $4.9 million for the six month period ended June 30, 2023 as a result of continued growth in asset values during the current period.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries	$6,873	$6,217	$656	10.6%	$13,611	$12,471	$1,140	9.1%
Employee benefits	2,304	1,740	564	32.4%	4,426	3,607	819	22.7%
Occupancy expense	1,164	1,180	(16)	(1.4)%	2,325	2,434	(109)	(4.5)%
Professional fees	1,337	1,666	(329)	(19.7)%	2,773	2,713	60	2.2%
Directors’ fees and expenses	(125)	157	(282)	(179.6)%	197	387	(190)	(49.1)%
Computer software expense	1,430	1,258	172	13.7%	2,665	2,481	184	7.4%
FDIC assessment	350	230	120	52.2%	768	560	208	37.1%
Advertising expenses	438	434	4	0.9%	802	710	92	13.0%
Advisor expenses related to trust income	32	30	2	6.7%	65	59	6	10.2%
Telephone expenses	188	182	6	3.3%	375	350	25	7.1%
Intangible amortization	71	71	—	—%	143	143	—	—
Other	1,425	1,282	143	11.2%	2,647	2,560	87	3.4%
Total noninterest expense	$15,487	$14,447	$1,040	7.2%	$30,797	$28,475	$2,322	8.2%

Non-interest expense was $15.5 million for the second quarter of 2024, reflecting an increase of approximately $1.0 million, or 7.2%, as compared to $14.5 million for the same period in 2023. The increase in non-interest expense for the current three-month period was due primarily to continued investment in overall Company growth, including increases in salaries and benefit costs, information technology, and deposit insurance. Our efficiency ratio was 55.5% for the three months ended June 30, 2024, from 55.8% for the same period in 2023.

Non-interest expense was $30.8 million for the first half of 2024, reflecting an increase of approximately $2.3 million, or 8.2%, as compared to $28.5 million for the same period in 2023. The increase in non-interest expense for the six month period was also due to continued investment in overall Company growth, primarily, increases in salaries and benefit costs, deposit insurance, and information technology. For the six months ended June 30, 2024, our efficiency ratio was 57.9% as compared to 56.7% for the same period in 2023.

Provision for Income Tax. Our provision for income taxes for the three months ended June 30, 2024 was approximately $2.0 million, compared to approximately $2.1 million for the same period in 2023. The decrease for the current period was due to lower income before income taxes during the quarter. Our effective tax rate for the three-month period ended June 30, 2024 was 19.7%, as compared to 19.1% for the same period in 2023. For the six months ended June 30, 2024, our provision for income taxes was $4.3 million, as compared to $2.8 million for the six months ended June 30, 2023. The increase for the current period was due to the increase in income before income taxes during the current six month period. Our effective tax rate for the six-month period ended June 30, 2024 was 19.9%, as compared to 18.7% for the same period in 2023. The growth of the effective tax rates for the 2024 second quarter and six month periods was due to the increase in proportion of pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2024 as compared to 2023.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended June 30,
	2024			2023
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$24,119	$—	$24,119	$22,602	$—	$22,602
Noninterest income	848	2,959	3,807	733	2,553	3,286
Provision for credit loss- investments	—	—	—	—	—	—
Provision for credit loss	(2,210)	—	(2,210)	(214)	—	(214)
Noninterest expenses	(13,219)	(2,268)	(15,487)	(12,275)	(2,172)	(14,447)
Income tax expense	(1,871)	(145)	(2,016)	(2,061)	(80)	(2,141)
Net income	$7,667	$546	$8,213	$8,785	$301	$9,086

	At or for the Six Months Ended June 30,
	2024			2023
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$45,720	$—	$45,720	$43,741	$—	$43,741
Noninterest income	1,647	5,846	7,493	1,528	4,928	6,456
Provision for credit loss - investments	1,900	—	1,900	(5,000)	—	(5,000)
Provision for credit loss	(2,470)	—	(2,470)	(1,569)	—	(1,569)
Noninterest expenses	(26,423)	(4,374)	(30,797)	(24,489)	(3,986)	(28,475)
Income tax expense	(4,034)	(309)	(4,343)	(2,639)	(198)	(2,837)
Net income	$16,340	$1,163	$17,503	$11,572	$744	$12,316
Assets under management and/or administration (AUM) (market value)	$—	$1,715,057	$1,715,057	$—	$1,437,814	$1,437,814
Total assets	$2,471,961	$9,196	$2,481,157	$2,485,549	$8,360	$2,493,909

The market value of assets under management and/or administration at June 30, 2024 and 2023 was $1.7 billion and $1.4 billion, respectively. This includes assets held at both Orange Bank & Trust Company and HVIA at June 30, 2024 and 2023, respectively.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $96 thousand, or 4.4%, to $2.3 million for the three months ended June 30, 2024 compared to $2.2 million for the three months ended June 30, 2023. The increase in expenses was primarily due to continued growth of the business unit and investment in technology during the period. For the six months ended June 30, 2024, our expenses related to our wealth management business segment increased $388 thousand or 9.7%, to $4.4 million for the six months ended June 30, 2024 compared to $4.0 million for the six months ended June 30, 2023. The increase in expenses was primarily due to the growth of the business unit and its related operations as well as costs associated with certain managed trust assets.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2024 and December 31, 2023, cash and due from banks totaled

$189.7 million and $147.4 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $463.1 million at June 30, 2024 and $489.9 million at December 31, 2023.

Certificates of deposit due within one year of June 30, 2024 totaled $152.8 million, or 96.8% of total certificates of deposit. The largest concentration of certificates of deposit represented brokered deposits in the amount of $115.0 million for diversified funding purposes.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2024, we had a total of $105.0 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York (“FRB”) as well as other correspondent banks. At June 30, 2024, we had a total capacity of $611.0 million at the Federal Home Loan Bank of New York, of which $90.0 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At June 30, 2024, we also had a $2.0 million collateralized line of credit from the Federal Reserve Bank of New York discount window with no outstanding balance. Additionally, we utilized $50 million of funding through the Bank Term Funding Program from the FRB under a one-year facility expiring in March 2025. We also had a total of $20.0 million of discretionary lines of credit at June 30, 2024 with no outstanding balance. We have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at June 30, 2024. There were no outstanding borrowings with ACBB at June 30, 2024.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.5 million and $17.6 million for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $47.6 million and ($121.0) million for the six months ended June 30, 2024 and 2023, respectively. Net cash (used in) provided by financing activities, consisting of activity in deposit accounts and borrowings, was ($16.9) million and $196.0 million for the six months ended June 30, 2024 and 2023, respectively.

We remain committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit growth and retention, current pricing strategy and regulatory restrictions, we have the ability to retain and increase a substantial portion of maturing time deposits, and we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At June 30, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at June 30, 2024 and December 31, 2023.

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

At June 30, 2024, we had $427.2 million in loan commitments outstanding. We also had $15.5 million in standby letters of credit at June 30, 2024.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2024 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: August 12, 2024

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)