Form 10-Q
period 2024-09-30
Orange County Bancorp, Inc. /DE/
filed 2024-11-13
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, there were 5,674,126 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$160,872	$147,383
Investment securities – available-for-sale (amortized cost $529,161, net of allowance for credit losses of $0 at September 30, 2024 and $560,994, net of allowance for credit losses of $0 at December 31, 2023)	469,532	489,948
Restricted investment in bank stocks	8,267	14,525
Loans	1,796,094	1,747,062
Allowance for credit losses	(31,023)	(25,182)
Loans, net	1,765,071	1,721,880
Premises and equipment, net	14,287	16,160
Long-lived assets held for sale	1,337	—
Accrued interest receivable	10,007	5,934
Bank owned life insurance	41,993	41,447
Goodwill	5,359	5,359
Intangible assets	892	1,107
Other assets	41,482	41,725
TOTAL ASSETS	$2,519,099	$2,485,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$690,419	$699,203
Interest bearing	1,449,604	1,339,546
Total deposits	2,140,023	2,038,749
FHLB advances, short term	82,000	224,500
BTFP borrowings, short term	50,000	—
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	19,573	19,520
Accrued expenses and other liabilities	24,409	27,323
TOTAL LIABILITIES	2,326,005	2,320,092
STOCKHOLDERS’ EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized; 5,683,304 issued; 5,674,126 and 5,651,311 outstanding, at September 30, 2024 and December 31, 2023, respectively	2,842	2,842
Surplus	120,874	120,392
Retained Earnings	124,174	107,361
Accumulated other comprehensive income (loss), net of taxes	(54,386)	(64,108)
Treasury stock, at cost; 9,178 and 31,993 shares at September 30, 2024 and December 31, 2023, respectively	(410)	(1,111)
TOTAL STOCKHOLDERS’ EQUITY	193,094	165,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,519,099	$2,485,468

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$26,375	$24,682	$78,767	$70,398
Interest on investment securities:
Taxable	2,645	3,150	8,976	9,570
Tax exempt	573	564	1,722	1,721
Interest on Federal funds sold and other	1,843	1,703	5,556	4,514
TOTAL INTEREST INCOME	31,436	30,099	95,021	86,203
INTEREST EXPENSE
Savings and NOW accounts	5,432	3,506	15,167	9,081
Time deposits	1,213	1,954	5,741	3,893
FHLB advances	1,593	1,907	4,734	6,295
Subordinated notes	230	231	691	692
TOTAL INTEREST EXPENSE	8,468	7,598	26,333	19,961
NET INTEREST INCOME	22,968	22,501	68,688	66,242
Provision for credit losses- investments	—	—	(1,900)	5,000
Provision for credit losses - loans	7,191	837	9,661	2,406
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,777	21,664	60,927	58,836
NONINTEREST INCOME
Service charges on deposit accounts	270	210	737	588
Trust income	1,379	1,266	4,000	3,707
Investment advisory income	1,741	1,333	4,966	3,819
Investment securities gains, net	—	—	—	107
Earnings on bank owned life insurance	39	243	551	725
Other	745	168	1,413	730
TOTAL NONINTEREST INCOME	4,174	3,220	11,667	9,676
NONINTEREST EXPENSE
Salaries	6,687	6,135	20,298	18,606
Employee benefits	2,269	1,752	6,695	5,359
Occupancy expense	1,222	1,180	3,547	3,614
Professional fees	1,557	799	4,330	3,512
Directors’ fees and expenses	584	295	781	682
Computer software expense	1,526	1,233	4,191	3,714
FDIC assessment	210	463	978	1,023
Advertising expenses	364	364	1,166	1,074
Advisor expenses related to trust income	30	30	95	89
Telephone expenses	190	184	565	534
Intangible amortization	71	71	214	214
Other	1,237	1,084	3,884	3,644
TOTAL NONINTEREST EXPENSE	15,947	13,590	46,744	42,065
Income before income taxes	4,004	11,294	25,850	26,447
Provision for income taxes	788	2,256	5,131	5,093
NET INCOME	$3,216	$9,038	$20,719	$21,354

Basic and diluted earnings per share	$0.57	$1.61	$3.67	$3.79
Weighted average shares outstanding	5,653,904	5,629,642	5,643,591	5,628,036

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income	$3,216	$9,038	$20,719	$21,354
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	16,218	(15,982)	11,417	(19,670)
Credit loss expense	—	—	—	5,000
Reclassification adjustment for (gains) included in net income	—	—	—	(107)
Tax effect	3,406	(3,356)	2,398	(3,104)
Net of tax	12,812	(12,626)	9,019	(11,673)
Defined benefit pension plans:
Net gain arising during the period	300	500	900	1,500
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	—	—	—
Tax effect	63	105	189	315
Net of tax	237	395	711	1,185
Deferred compensation liability:
Unrealized loss	(3)	(4)	(11)	(11)
Tax effect	(1)	(1)	(3)	(2)
Net of tax	(2)	(3)	(8)	(9)
Total other comprehensive income/(loss)	13,047	(12,234)	9,722	(10,497)
Total comprehensive income/(loss)	$16,263	$(3,196)	$30,441	$10,857

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2024	$2,842	$120,602	$122,262	$(67,433)	$(729)	$177,544
Net income	—	—	3,216	—	—	3,216
Other comprehensive income, net of taxes	—	—	—	13,047	—	13,047
Cash dividends declared ($0.23 per share)	—	—	(1,304)	—	—	(1,304)
Treasury stock purchased (3,357 shares)	—	—	—	—	(196)	(196)
Restricted stock expense	—	—	—	—	—	—
Stock-based compensation (13,812 shares)	—	272	—	—	515	787
Balance, September 30, 2024	$2,842	$120,874	$124,174	$(54,386)	$(410)	$193,094

Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	20,719	—	—	20,719
Other comprehensive income, net of taxes	—	—	—	9,722	—	9,722
Cash dividends declared ($0.69 per share)	—	—	(3,906)	—	—	(3,906)
Treasury stock purchased (9,707 shares)	—	—	—	—	(489)	(489)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (32,522 shares)	—	477	—	—	1,190	1,667
Balance, September 30, 2024	$2,842	$120,874	$124,174	$(54,386)	$(410)	$193,094

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2023	$2,842	$120,272	$92,795	$(66,459)	$(1,279)	$148,171
Net income	—	—	9,038	—	—	9,038
Other comprehensive loss, net of taxes	—	—	—	(12,234)	—	(12,234)
Cash dividends declared ($0.23 per share)	—	—	(1,297)	—	—	(1,297)
Treasury stock purchased (2,922 shares)	—	—	—	—	(127)	(127)
Restricted stock expense	—	9	—	—	—	9
Stock-based compensation (8,076 shares)	—	86	—	—	272	358
Balance, September 30, 2023	$2,842	$120,367	$100,536	$(78,693)	$(1,134)	$143,918

Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	2,842	120,107	83,074	(68,196)	(1,250)	136,577
Net income	—	—	21,354	—	—	21,354
Other comprehensive loss, net of taxes	—	—	—	(10,497)	—	(10,497)
Cash dividends declared ($0.69 per share)	—	—	(3,892)	—	—	(3,892)
Treasury stock purchased (8,725 shares)	—	—	—	—	(424)	(424)
Restricted stock expense	—	45	—	—	—	45
Stock-based compensation (16,562 shares)	—	215	—	—	540	755
Balance, September 30, 2023	$2,842	$120,367	$100,536	$(78,693)	$(1,134)	$143,918

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$20,719	$21,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,761	7,406
Depreciation	1,186	1,286
Accretion on loans	(1,667)	(2,127)
Amortization of intangibles	214	214
Amortization of subordinated notes issuance costs	53	55
Investment securities (gains) losses	—	(107)
Restricted stock expense	5	45
Stock-based compensation	1,667	755
Net amortization of investment premiums	821	960
Earnings on bank owned life insurance	(551)	(725)
Net change in:
Accrued interest receivable	(4,073)	(12)
Other assets	(1,443)	433
Other liabilities	(2,917)	(1,049)
Net cash from operating activities	21,775	28,488
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(4,516)	(6,327)
Proceeds from sales of investment securities available-for-sale	—	7,296
Proceeds from paydowns of investment securities available-for-sale	26,023	32,254
Proceeds from maturities and calls of investment securities available-for-sale	9,505	3,774
Purchase of restricted investment in bank stocks	(31,042)	(41,418)
Proceeds from redemptions of restricted investment in bank stocks	37,300	39,988
Net decrease (increase) in loans	(49,285)	(139,636)
Purchase of premises and equipment	(650)	(3,055)
Disposal of premises and equipment	—	435
Net cash from/(used) by investing activities	(12,665)	(106,689)
Cash flows from/(used) financing activities
Net increase in deposits	101,274	130,644
Net change in FHLB advances, short term	(142,500)	14,500
Proceeds from FHLB advances, long term	—	10,000
Net change in FRB Borrowings	50,000	—
Cash dividends paid	(3,906)	(3,892)
Purchases of treasury stock	(489)	(424)
Net cash from/(used) financing activities	4,379	150,828
Net change in cash and cash equivalents	13,489	72,627
Beginning cash and cash equivalents	147,383	86,081
Ending cash and cash equivalents	$160,872	$158,708
Supplemental cash flow information:
Interest paid	26,743	19,551
Income taxes paid	8,509	6,472
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	513	1,050

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.8 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2024, the results of operations, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flow statements for the nine months ended September 30, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Individually evaluated loans are primarily non-accrual and collateral dependent loans. Periodically, certain substandard loans may be downgraded according to policy guidelines but will exhibit characteristics which do not require individual evaluation. The related allowance for those loans would be based on the pooling methodology in determining the appropriate reserve. Furthermore, the Company evaluates the pooling methodology at least annually to ensure that loans with similar risk characteristics are pooled appropriately. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off. The Company does not estimate expected losses on accrued interest receivable on loans, as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to a loan becomes doubtful.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at September 30, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale September 30, 2024
U.S. government agencies and treasuries	$87,725	$54	$(7,011)	$—	$80,768
Mortgage-backed securities - residential	236,899	106	(23,567)	—	213,438
Mortgage-backed securities - commercial	78,001	27	(14,511)	—	63,517
Corporate Securities	23,514	—	(4,144)	—	19,370
Obligations of states and political subdivisions	103,022	133	(10,716)	—	92,439
Total debt securities	$529,161	$320	$(59,949)	$—	$469,532

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2023
U.S. government agencies and treasuries	$96,736	$21	$(9,690)	$—	$87,067
Mortgage-backed securities - residential	257,804	45	(30,931)	—	226,918
Mortgage-backed securities - commercial	79,589	—	(16,286)	—	63,303
Corporate Securities	23,529	—	(4,253)	—	19,276
Obligations of states and political subdivisions	103,336	91	(10,043)	—	93,384
Total debt securities	$560,994	$157	$(71,203)	$—	$489,948

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Proceeds from sales of securities and associated gains and losses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds	$—	$—	$—	$7,296

Gross realized gains	$—	$—	$—	$130
Gross realized losses	—	—	—	23
Net gain on sales of securities	—	—	—	107
Tax provision on realized net gains and loss	—	—	—	20
Net gain on sales of securities, after tax	$—	$—	$—	$87

The amortized cost and fair value of debt securities as of September 30, 2024 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$12,639	$12,671
Due after one through five years	24,748	23,393
Due after five through ten years	57,261	49,768
Due after ten years	119,613	106,745
	214,261	192,577
Mortgage-backed securities	314,900	276,955
Total debt securities	$529,161	$469,532

Securities pledged at September 30, 2024 and December 31, 2023 had a carrying amount of $402,711 and $317,855 and were pledged to secure public deposits.

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale September 30, 2024
U.S. government agencies and treasuries	$1,288	$(1)	$74,798	$(7,010)	$76,086	$(7,011)
Mortgage-backed securities - residential	3,440	(40)	202,303	(23,527)	205,743	(23,567)
Mortgage-backed securities - commercial	—	—	62,263	(14,511)	62,263	(14,511)
Corporate Securities	—	—	19,370	(4,144)	19,370	(4,144)
Obligations of states and political subdivisions	330	(1)	80,298	(10,715)	80,628	(10,716)
Total debt securities	$5,058	$(42)	$439,032	$(59,907)	$444,090	$(59,949)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2023
U.S. government agencies	$438	$(1)	$83,003	$(9,689)	$83,441	$(9,690)
Mortgage-backed securities - residential	9,169	(171)	215,301	(30,760)	224,470	(30,931)
Mortgage-backed securities - commercial	1,223	(10)	62,080	(16,276)	63,303	(16,286)
Corporate Securities	—	—	19,276	(4,253)	19,276	(4,253)
Obligations of states and political subdivisions	513	(2)	83,470	(10,041)	83,983	(10,043)
Total debt securities	$11,343	$(184)	$463,130	$(71,019)	$474,473	$(71,203)

As of September 30, 2024, the Company’s securities portfolio consisted of 272 securities, 231 of which were in an unrealized loss position. As of December 31, 2023, the Company’s securities portfolio consisted of 276 securities, 243 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management reviewed the collectability of these securities, taking into consideration such factors as financial condition of the issuers, credit ratings when available, reported capital ratios of the issuers, among other pertinent factors. Management also evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the nine months ended September 30, 2024. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.5 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the nine months ended September 30, 2024:

Allowance for credit losses -investments:
Corporate Securities
Beginning balance	$—
Provision for credit losses	(1,900)
Charge-offs	—
Recoveries	1,900
Ending balance	$—

The recovery reflected in the table above represents the sale of the Signature Bank subordinated debt during the nine months ended September 30, 2024. Additionally, management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required and, accordingly, the amount of the recovery was adjusted as a credit to the provision for credit losses.

Note 3 — Loans

Loans at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Commercial and industrial	$251,484	$273,562
Commercial real estate	1,334,580	1,259,356
Commercial real estate construction	78,227	85,725
Residential real estate	74,462	78,321
Home equity	16,064	13,546
Consumer	41,277	36,552
Total Loans	$1,796,094	$1,747,062
Allowance for credit losses	(31,023)	(25,182)
Net Loans	$1,765,071	$1,721,880

Included in commercial and industrial loans as of September 30, 2024 and December 31, 2023 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $181 and $215, respectively.

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

During the three months ended September 30, 2024, the Company experienced a significant increase in provision for credit losses as well as charge-off specifically associated with participation of a CRE office loan. The process to determine expected credit losses associated with this loan followed Bank policies and utilized analytic tools and judgement and are reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a specific reserve may be established or a full or partial charge off could be recorded against the allowance. In order to arrive at the estimated amount of the specific reserve and related charge-off, management considers available information from internal and external sources, including payment trends, current borrower conditions, and incorporates reasonable and supportable forecasts. Management also evaluates a variety of factors including available published market and economic information in arriving at its estimate. Although management uses the best information available, the level of the allowance for credit losses and any specific reserves remain an estimate, which is subject to significant judgment and short-term change. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following tables present the activity in the allowance by portfolio segment for each of the three and nine months ended September 30, 2024 and 2023: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended September 30, 2024
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815
Provision for credit losses*	(148)	7,323	(22)	(130)	33	134	7,190
Charge-offs	(1)	(3,959)	—	—	(33)	—	(3,993)
Recoveries	3	—	—	—	—	8	11
Ending balance	$4,402	$24,326	$630	$958	$51	$656	$31,023

* The provision for credit losses on the income statement also includes approximately ($0) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Nine Months Ended September 30, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	(436)	10,412	(142)	(29)	33	23	9,861
Charge-offs	(8)	(3,959)	—	(94)	(33)	—	(4,094)
Recoveries	27	—	—	—	—	47	74
Ending balance	$4,402	$24,326	$630	$958	$51	$656	$31,023

* The provision for credit losses on the income statement also includes approximately ($200) associated with off balance sheet ACL.

	Three Months Ended September 30, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,155	$17,119	$1,060	$992	$46	$476	$24,848
Provision for credit losses*	869	82	(59)	3	5	(93)	807
Charge-offs	(76)	—	—	—	—	—	(76)
Recoveries	13	160	—	—	—	23	196
Ending balance	$5,961	$17,361	$1,001	$995	$51	$406	$25,775

* The provision for credit losses on the income statement also includes approximately ($30) associated with off balance sheet ACL.

	Nine Months Ended September 30, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,737	(8)	(227)	(17)	(129)	1,428
Provision for credit losses*	718	1,087	(243)	877	5	110	2,554
Charge-offs	(410)	—	—	—	—	(36)	(446)
Recoveries	71	173	—	—	—	163	407
Ending balance	$5,961	$17,361	$1,001	$995	$51	$406	$25,775

* The provision for credit losses on the income statement also includes approximately ($148) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of September 30, 2024 and December 31, 2023:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
September 30, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$321	$5,800	$—	$—	$—	$—	$6,121
collectively evaluated for impairment	4,081	18,526	630	958	51	656	24,902
Total ending allowance balance	$4,402	$24,326	$630	$958	$51	$656	$31,023
Loans:
Ending balance:
individually evaluated for impairment	$2,734	$36,742	$—	$63	$—	$87	$39,626
collectively evaluated for impairment	248,750	1,297,838	78,227	74,399	16,064	41,190	1,756,468
Total ending loans balance	$251,484	$1,334,580	$78,227	$74,462	$16,064	$41,277	$1,796,094

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$157	$308	$—	$94	$—	$—	$559
collectively evaluated for impairment	4,662	17,565	772	987	51	586	24,623
Total ending allowance balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Loans:
Ending balance:
individually evaluated for impairment	$556	$21,210	$—	$1,239	$—	$94	$23,099
collectively evaluated for impairment	273,006	1,238,146	85,725	77,082	13,546	36,458	1,723,963
Total ending loans balance	$273,562	$1,259,356	$85,725	$78,321	$13,546	$36,552	$1,747,062

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $181 and $215 as of September 30, 2024 and December 31, 2023, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

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

As of September 30, 2024, the Company held $10.9 million in non-accrual balances and a related ACL of approximately $5.6 million. Within the non-accrual balances, $37 thousand of these loans had no ACL associated to them. As of December 31, 2023, the

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Company had $4.4 million in non-accrual loans and related ACL of approximately $351 thousand. Within the non-accrual balances, $3.3 million of these loans had no ACL associated related to them.

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

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2024 and December 31, 2023:

	At September 30, 2024		At December 31, 2023

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	31,238	5,575	15,594	100
Commercial real estate construction	—	—	—	—
Residential real estate (2)	132	—	1,239	94
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$31,370	$5,575	$16,833	$194

(1) Commercial real estate – secured by various types of commercial real estate

(2) Residential real estate – secured by residential real estate

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2024 and December 31, 2023.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial and industrial	$29	$285	$199	$556	$237	$—
Commercial real estate	—	2,391	10,725	2,692	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	8	591	8	1,179	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$37	3,267	$10,932	$4,427	$237	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

As of September 30, 2024, the Company held $10.9 million in non-accrual balances and a related ACL for approximately $5.6 million. Within the non-accrual balances, $37 thousand of these loans had no ACL associated with them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three and nine months ended September 30, 2024 and 2023.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy.

The following table presents the aging of the amortized cost in past-due loans as of September 30, 2024 and December 31, 2023 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
September 30, 2024
Commercial and industrial	$—	$—	$266	$266	$251,218
Commercial real estate	—	159	10,726	10,885	1,323,695
Commercial real estate construction	—	—	—	—	78,227
Residential real estate	—	—	—	—	74,462
Home equity	—	—	—	—	16,064
Consumer	209	—	—	209	41,068
Total	$209	$159	$10,992	$11,360	$1,784,734

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2023
Commercial and industrial	$229	$—	$327	$556	$273,006
Commercial real estate	20	—	300	320	1,259,035
Commercial real estate construction	—	—	—	—	85,725
Residential real estate	—	—	1,167	1,167	77,155
Home equity	—	—	—	—	13,546
Consumer	—	—	—	—	36,552
Total	$249	$—	$1,794	$2,043	$1,745,019

As of September 30, 2024 and December 31, 2023, loans in the process of foreclosure were $15,432 and $1,840 respectively, of which $0 and $1,504 were secured by residential real estate.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at September 30, 2024 and December 31, 2023 and gross charge-offs for the nine months ended September 30, 2024 and the year ended December 31, 2023:

								Revolving
							Revolving	Loans to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$26,554	44,806	36,520	34,998	33,309	55,236	—	—	$231,423
Special Mention	—	80	3,333	4,287	—	150	—	—	7,850
Substandard	3,599	422	7,198	170	136	686	—	—	12,211
Total Commercial and industrial	$30,153	45,308	47,051	39,455	33,445	56,072	—	—	$251,484
Current period gross charge-offs	8	—	—	—	—	—	—	—	8

Commercial real estate
Pass	$99,740	197,288	329,806	225,069	156,583	272,035	5,325	—	$1,285,846
Special Mention	—	790	—	6,291	—	11,339	—	—	18,420
Substandard	—	—	626	20,970	—	8,718	—	—	30,314
Total Commercial real estate	$99,740	198,078	330,432	252,330	156,583	292,092	5,325	—	$1,334,580
Current period gross charge-offs	—	—	—	3,931	—	28	—	—	3,959

Commercial real estate construction
Pass	$15,369	28,113	24,545	10,200	—	—	—	—	$78,227
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$15,369	28,113	24,545	10,200	—	—	—	—	$78,227
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$4,661	20,620	12,388	8,471	8,718	19,596	—	—	$74,454
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8	—	—	8
Total Residential real estate	$4,661	20,620	12,388	8,471	8,718	19,604	—	—	$74,462
Current period gross charge-offs	—	—	—	—	—	94	—	—	94

Home equity
Pass	$—	47	—	—	—	48	14,418	1,551	$16,064
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Home Equity	$—	47	—	—	—	48	14,418	1,551	$16,064
Current period gross charge-offs	—	—	—	—	—	—	—	33	33

Consumer
Pass	$9,744	23,671	2	—	1,412	77	6,284	—	$41,190
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	87	—	—	87
Total Consumer	$9,744	23,671	2	—	1,412	164	6,284	—	$41,277
Current period gross charge-offs	—	—	—	—	—		—	—	—

Total Loans	$159,667	315,837	414,418	310,456	200,158	367,980	26,027	1,551	$1,796,094

Gross charge-offs	$8	—	—	3,931	—	122	—	33	$4,094

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,502 and $16,475 at September 30, 2024 and December 31, 2023, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$80,768	$—	$80,768	$—
Mortgage-backed securities	276,955	—	276,955	—
Corporate securities	19,370	—	16,640	2,730
Obligations of states and political subdivisions	92,439	—	92,439	—
Total securities available-for-sale	$469,532	$—	$466,802	$2,730

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2024. The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

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

Assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial Real Estate	$5,151	$—	$—	$5,151

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

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $5.6 million and $194 thousand at September 30, 2024 and December 31, 2023, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023:

	Fair Value			Range
September 30, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate	$5,151	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate, Residential Real Estate	$695	Appraisal of collateral (1)	Appraisal and liquidation	20-64%
			adjustments (2)	(57%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at September 30, 2024 and December 31, 2023:

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$160,872	$160,872	$160,872	$—	$—
Loans, net	1,765,071	1,691,019	—	—	1,691,019
Accrued interest receivable	10,007	10,007	—	2,531	7,476
Restricted investment in bank stocks	8,267	NA	—	—	—
Financial liabilities:
Deposits	2,140,023	2,139,384	1,998,091	141,293	—
FHLB advances, short term	82,000	81,829	—	81,829	—
BTFP borrowing, short term	50,000	50,008	—	50,008	—
FHLB advances, long term	10,000	10,067	—	10,067	—
Subordinated notes, net of issuance costs	19,573	24,854	—	24,854	—
Accrued interest payable	1,703	1,703	—	1,703	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$147,383	$147,383	$147,383	$—	$—
Loans, net	1,721,880	1,634,581	—	—	1,634,581
Accrued interest receivable	5,934	5,934	—	2,343	3,591
Restricted investment in bank stocks	14,525	NA	—	—	—
Financial liabilities:
Deposits	2,038,749	2,037,798	1,817,232	220,566	—
FHLB advances, short term	224,500	223,982		223,982
FHLB advances, long term	10,000	9,914	—	9,914	—
Subordinated notes, net of issuance costs	19,520	25,490	—	25,490	—
Accrued interest payable	2,113	2,113	—	2,113	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Non-interest bearing demand accounts	$690,419	$699,203
Interest-bearing demand accounts	342,306	304,892
Money market accounts	707,065	584,976
Savings accounts	258,302	228,161
Certificates of Deposit	141,931	221,517
Total deposits	$2,140,023	$2,038,749

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at September 30, 2024 and December 31, 2023 were $11.8 million and $11.3 million, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of September 30, 2024, are as follows:

2024	$111,375
2025	26,741
2026	1,876
2027	1,939
$141,931

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16.5 million and $10.6 million at September 30, 2024 and December 31, 2023, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	269	279	807	837
Expected return on plan assets	(479)	(411)	(1,438)	(1,233)
Amortization of transition cost	—	—	—	—
Amortization of net loss	74	70	221	210
Net periodic benefit cost/(income)	$(136)	$(62)	$(410)	$(186)

The Company has a time based restricted stock plan. For the three months ended September 30, 2024 and 2023, the Company’s recognized stock-based compensation costs were $0 and $9, respectively. For the nine months ended September 30, 2024 and 2023 the Company’s recognized stock-based compensation costs of $5 and $45, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock grants made during the three and nine months ended September 30, 2024 and 2023. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. There was no unamortized expense at September 30, 2024.

A summary of the Company’s restricted stock awards activity for the nine months ended September 30, 2024 is presented below:

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

The following table summarizes the activity of RSUs during the nine months ended September 30, 2024:

Restricted Stock Units
Non-vested RSUs at beginning of period	72,513
Granted	46,092
Vested	(34,772)
Forfeited	(601)
Non-vested RSUs at end of period	83,232

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,920)	$(7,618)	$105	$(67,433)
Other comprehensive income/(loss) before reclassification, net	12,812	237	(2)	13,047
Credit loss expense	—	—	—	—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	12,812	237	(2)	13,047
Ending balance	$(47,108)	$(7,381)	$103	$(54,386)

	Nine Months Ended September 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification	9,019	711	(8)	9,722
Credit loss expense	—		—	—
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	9,019	711	(8)	9,722
Ending balance	$(47,108)	$(7,381)	$103	$(54,386)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended September 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,477)	$(7,099)	$117	$(66,459)
Other comprehensive income/(loss) before reclassification	(12,626)	395	(3)	(12,234)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(12,626)	395	(3)	(12,234)
Ending balance	$(72,103)	$(6,704)	$114	$(78,693)

	Nine Months Ended September 30, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	(16,586)	1,185	(9)	(15,410)
Credit loss expense	5,000	—	—	5,000
Less amounts reclassified from accumulated other comprehensive income	(87)	—	—	(87)
Net current period other comprehensive income/(loss)	(11,673)	1,185	(9)	(10,497)
Ending balance	$(72,103)	$(6,704)	$114	$(78,693)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

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

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024	2023
Noninterest Income
Service charges on deposit accounts	$		$
Overdraft fees		157		106	$412	$294
Other		113		104	325	294
Trust income		1,379		1,266	4,000	3,707
Investment advisory income		1,741		1,333	4,966	3,819
Investment securities gains (losses)(a)		—		—	—	107
Earnings on bank owned life insurance(a)		39		243	551	725
Other(b)		745		168	1,413	730
Total Noninterest Income		$4,174		$3,220	$11,667	$9,676
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $272 and $245 for the three months ended September 30, 2024 and 2023, respectively, and $807 and $711 for the nine months ended September 30, 2024 and

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

2023, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $473 and $(77) for the three months ended September 30, 2024 and 2023, respectively, and $606 and $19 for the nine months ended September 30, 2024 and 2023 which are outside the scope of ASC 606.

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

Significant segment totals are reconciled to the financial statements as follows:

	For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$22,968	$—	$22,968	$68,688	$—	$68,688
Noninterest income	1,054	3,120	4,174	2,701	8,966	11,667
Provision for credit loss - investments	—	—	—	1,900	—	1,900
Provision for credit loss	(7,191)	—	(7,191)	(9,661)	—	(9,661)
Noninterest expenses	(13,769)	(2,178)	(15,947)	(40,193)	(6,551)	(46,744)
Income tax expense	(590)	(198)	(788)	(4,624)	(507)	(5,131)
Net income	$2,472	$744	$3,216	$18,811	$1,908	$20,719
Total assets	$2,509,447	$9,652	$2,519,099	$2,509,447	$9,652	$2,519,099

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$22,501	$—	$22,501	$66,242	$—	$66,242
Noninterest income	621	2,599	3,220	2,150	7,526	9,676
Provision for credit loss- investments	—	—	—	(5,000)	—	(5,000)
Provision for credit loss	(837)	—	(837)	(2,406)	—	(2,406)
Noninterest expenses	(11,777)	(1,813)	(13,590)	(36,266)	(5,799)	(42,065)
Income tax expense	(2,090)	(166)	(2,256)	(4,730)	(363)	(5,093)
Net income	$8,418	$620	$9,038	$19,990	$1,364	$21,354
Total assets	$2,438,565	$8,706	$2,447,271	$2,438,565	8,706	$2,447,271

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at September 30, 2024 and at December 31, 2023 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at September 30, 2024 and December 31, 2023 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital to risk weighted assets	$279,742	14.89%	$150,282	8.00%	$185,504	9.875%	$187,853	10.00%
Tier 1 (Core) capital to risk weighted assets	256,174	13.64%	112,712	6.00%	147,934	7.875%	150,282	8.00%
Common Tier 1 (CET1) to risk weighted assets	256,174	13.64%	84,534	4.50%	119,756	6.375%	122,104	6.50%
Tier 1 (Core) Capital to average assets	256,174	10.06%	101,834	4.00%	N/A	N/A	127,292	5.00%
December 31, 2023
Total capital to risk weighted assets	$262,598	14.16%	$148,398	8.00%	$183,178	9.875%	$185,497	10.00%
Tier 1 (Core) capital to risk weighted assets	239,398	12.91%	111,298	6.00%	146,079	7.875%	148,398	8.00%
Common Tier 1 (CET1) to risk weighted assets	239,398	12.91%	83,474	4.50%	118,254	6.375%	120,573	6.50%
Tier 1 (Core) Capital to average assets	239,398	9.42%	101,640	4.00%	N/A	N/A	127,049	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at September 30, 2024 and December 31, 2023 and for the three months and nine months ended September 30, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, continue to produce a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.8 billion in assets under management at September 30, 2024. As of September 30, 2024, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.8 billion, $2.1 billion and $193.1 million, respectively.

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

Considering the impact of the FRB’s rate reduction during third quarter 2024, we expect that interest rates may continue to drop during the next several quarters. Although our asset sensitivity is relatively neutral, this movement could have a beneficial impact on our net interest income.

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

Credit Quality. We have well established loan policies and underwriting practices that have resulted in relatively low levels of loan charge-offs and nonperforming assets in recent periods. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. A summary of our accounting policies, included the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K. There were no significant changes to the critical accounting estimates during the three months and nine months ended September 30, 2024 as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			September 30, 2024
			vs.
	As of September 30,	As of December 31,	December 31, 2023
	2024	2023	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,519,099	2,485,468	33,631	1.4%
Cash and due from banks	160,872	147,383	13,489	9.2%
Loans, net	1,765,071	1,721,880	43,191	2.5%
Investment securities, available for sale	469,532	489,948	(20,416)	(4.2)%
Deposits	2,140,023	2,038,749	101,274	5.0%
FHLB advances, short term	82,000	224,500	(142,500)	(63.5)%
BTFP borrowings, short term	50,000	—	50,000	100.0%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	19,573	19,520	53	0.3%
Stockholders’ Equity	193,094	165,376	27,718	16.8%

Assets. Our total assets were $2.5 billion at September 30, 2024, an increase of $33.6 million, or 1.4%, from December 31, 2023. The increase was primarily driven by increases of $43.2 million in loans, net and $13.5 million in cash and due from banks, partially offset by a decrease of $20.4 million in investment securities, available for sale.

Cash and due from banks. Cash and due from banks increased $13.5 million, or 9.2%, to $160.9 million at September 30, 2024, from $147.4 million at December 31, 2023. The increase was mainly the result of management’s focus on using deposit growth during the period to maintain a strong liquidity position while paying down borrowings.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$251,303	13.99%	$273,347	15.65%
Commercial real estate	1,334,580	74.30%	1,259,356	72.08%
Commercial real estate construction	78,227	4.36%	85,725	4.91%
Residential real estate	74,462	4.15%	78,321	4.48%
Home equity	16,064	0.89%	13,546	0.78%
Consumer	41,277	2.30%	36,552	2.09%
PPP loans	181	0.01%	215	0.01%
Total loans	1,796,094	100.00%	1,747,062	100.00%
Allowance for credit losses	31,023		25,182
Total loans, net	$1,765,071		$1,721,880

Net loans increased $43.2 million, or 2.5%, to $1.8 billion at September 30, 2024 from December 31, 2023 primarily due to growth of $75.2 million related to commercial real estate loans as well as $4.7 million increase in consumer loans offset by decreases in all other loan categories. Commercial real estate loans increased by $75.2 million, or 6.0%, to $1.3 billion at September 30, 2024. Consumer loans increased $4.7 million, or 12.9%, to $41.3 million at September 30, 2024 from $36.6 million at December 31, 2023. Commercial and industrial loans experienced a decrease of $22.0 million, or 8.1%, to $251.3 million at September 30, 2024 from $273.3 million at December 31, 2023. Residential real estate loans decreased $3.9 million, or 4.9%, to $74.5 million at September 30, 2024 from $78.3 million at December 31, 2023. The overall diversification within the commercial real estate portfolio continues to provide stability while we remained focused on loan originations to new and existing customers during the nine months ended September 30, 2024 as well as our continued commitment to geographic expansion in our market area.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $11.2 million at September 30, 2024 as compared to $4.4 million at December 31, 2023.

	At September 30,	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$199	$556
Commercial real estate	10,725	2,692
Commercial real estate construction	—	—
Residential real estate	8	1,179
Home equity	—	—
Consumer	—	—
Total non-accrual loans	10,932	4,427
Accruing loans 90 days or more past due:
Commercial and industrial	237	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	237	—
Total non-performing loans	11,169	4,427
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$11,169	$4,427
Ratios:
Total non-performing loans to total loans	0.62%	0.25%
Total non-performing loans to total assets	0.44%	0.18%
Total non-performing assets to total assets	0.44%	0.18%

Non-performing loans at September 30, 2024 totaled $11.2 million and consisted of $10.7 million of commercial real estate loans, $436 thousand of commercial and industrial loans (accruing and non-accruing), and $8 thousand of residential real estate loans. The increase in non-performing loans was primarily the result of the addition of one non-accrual commercial real estate office space loan participation which was classified as non-accrual during second quarter 2024 as it was expected to become greater than 90 days delinquent. During the third quarter of 2024, this loan was written down by approximately $4.0 million from its principal balance of $14.7 million and is approximately $10.7 million as of September 30, 2024. We had no other real estate owned at September 30, 2024 and December 31, 2023.

Non-performing assets increased $6.7 million, or 152.3%, to $11.2 million, or 0.44% of total assets, at September 30, 2024 from $4.4 million, or 0.18% of total assets, at December 31, 2023. The increase in non-performing assets at September 30, 2024, compared to December 31, 2023 was primarily driven by an increase of $8.0 million in non-accrual commercial real estate loans described above offset by net-reductions in the level of non-performing loans in the residential real estate loan category and the commercial and industrial loan segment.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months and nine months ended September 30, 2024.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At September 30,	At December 31,
	2024	2023

	(Dollars in thousands)
Classification of Assets:
Substandard	$42,620	$19,615
Doubtful	—	—
Loss	—	—
Total Classified Assets	$42,620	$19,615
Special Mention	$26,270	$32,804

On the basis of management’s review of our assets, we have classified $42.6 million of our assets at September 30, 2024 as substandard compared to $19.6 million at December 31, 2023, due to a combination of certain trends and delinquencies within those loans. There were no doubtful assets as of September 30, 2024 and December 31, 2023. We designated $26.3 million of our assets at September 30, 2024 as special mention compared to $32.8 million designated as special mention at December 31, 2023.

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

As presented below, the allowance for credit losses increased by $5.3 million, or 20.4%, to $31.0 million, or 1.73% of total loans at September 30, 2024, from $25.8 million, or 1.51% of total loans at September 30, 2023. The increase in the allowance was primarily due to an increased reserve of $9.9 million, which included approximately $9.6 million associated with a commercial office space participation loanas described above. The nine months ended September 30, 2024 also included charge-offs of approximately $4.1 million, including $3.9 million connected to the same commercial office space participation loan.

	At or for the Nine Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Balance at beginning of year	$25,182	$21,832
Adoption of ASC 326	—	1,428
Charge-offs:
Commercial and industrial	8	410
Commercial real estate	3,959	—
Commercial real estate construction	—	—
Residential real estate	94	—
Home equity	33	—
Consumer	—	36
PPP loans	—	—
Total charge-offs	4,094	446
Recoveries:
Commercial and industrial	27	71
Commercial real estate	—	173
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	47	163
Total recoveries	74	407
Net charge-offs (recoveries)	4,020	39
Provision for credit losses	9,861	2,554
Balance at end of period	$31,023	$25,775
Ratios:
Net charge-offs to average loans outstanding	0.23%	—%
Allowance for credit losses to non-performing loans at end of period	277.76%	271.14%
Allowance for credit losses to total loans at end of period	1.73%	1.51%

For the nine months ended September 30, 2024, the increase in net charge-offs to average loans outstanding ratio was mainly the result of the charge-offs associated with commercial real estate loans specifically the previously noted commercial office space participation loan. All other categories, in the aggregate, represented less than 0.01% of the net charge-offs to average loans outstanding. For the nine months ended September 30, 2023, no category of loans had a ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30, 2024		At December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$87,725	$80,768	$96,736	$87,067
Mortgage-backed securities	314,900	276,955	337,393	290,221
Corporate securities	23,514	19,370	23,529	19,276
Obligations of states and political subdivisions	103,022	92,439	103,336	93,384
Total	$529,161	$469,532	$560,994	$489,948

Available for sale securities decreased $20.4 million, or 4.2%, to $469.5 million at September 30, 2024 from $489.9 million at December 31, 2023, due primarily to limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the nine month period ended September 30, 2024. During the first quarter of 2024, the Company sold and recorded a recovery of $1.9 million related to Signature Bank subordinated debt which was written-off during 2023. As part of the treatment, the Company evaluated the securities portfolio for an allowance and determined it was not necessary. Accordingly, the recovery resulted in a net credit to the ACL.

We did not have held-to-maturity securities at September 30, 2024 and December 31, 2023.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At September 30, 2024			At December 31, 2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$690,419	32.26%	—	$699,203	34.30%	—
Interest bearing demand deposits	342,306	16.00%	0.49%	304,892	14.95%	0.49%
Money market deposits	707,065	33.04%	2.27%	584,976	28.69%	2.04%
Savings deposits	258,302	12.07%	1.39%	228,161	11.19%	1.19%
Certificates of deposit	141,931	6.63%	4.06%	221,517	10.87%	4.57%
Total	$2,140,023	100.00%	1.27%	$2,038,749	100.00%	1.29%

Total deposits increased $101.3 million, or 5.0%, to $2.1 billion at September 30, 2024 from $2.0 billion at December 31, 2023 driven by organic deposit growth which represented a continued focus on maintaining strong liquidity and commercial transaction accounts during the first nine months of 2024. Interest bearing demand deposits experienced a $37.4 million, or 12.3%, increase and money market deposits increased $122.1 million, while savings deposits increased by $30.1 million during the first nine months of 2024 primarily related to our continued strategic focus on business account activity. Non-interest-bearing demand deposits decreased $8.8 million primarily due to a shift of certain deposits into interest bearing accounts combined with normal business activity during the first nine months of 2024. At September 30, 2024, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.0 billion, or 93.4% of our total deposits. Certificates of deposit decreased by $79.6 million, or 35.9%, mainly from reductions in brokered deposits during the nine month period ended September 30, 2024. We held approximately $100.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at September 30, 2024 as compared to $172.4 million at December 31, 2023. This decrease was the result of increased organic deposit activity during the period which allowed for maturity of the brokered deposits without replacement and reduced interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $7.3 million and $95.2 million, respectively, at September 30, 2024 and the CDARS and ICS networks totaled $11.1 million and $99.5 million, respectively, at December 31, 2023. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 39% of total deposits as of September 30, 2024 as compared to 37% of total deposits at December 31, 2023.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $92.0 million at September 30, 2024 and $234.5 million at December 31, 2023 as we made the strategic decision to pay down Federal Home Loan Bank advances, short term, by approximately $142.5 million. This decrease represents a continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding, which experienced growth during the nine months ended September 30, 2024. We have the capacity to borrow an additional $491.6 million from the Federal Home Loan Bank of New York as of September 30, 2024.

During the first quarter of 2024, we also utilized $50 million of funding through the Bank Term Funding Program from the Federal Reserve under a one-year facility expiring in March 2025. That amount remains outstanding as of September 30, 2024.

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

Stockholders’ Equity

Stockholders’ equity increased $27.7 million, to $193.1 million, at September 30, 2024 from $165.4 million at December 31, 2023. The increase was due mainly to an increase of $20.7 million in retained earnings, partially reduced by dividends and favorably impacted by a reduction of unrealized losses of approximately $9.7 million, net of taxes on the market value of investment securities recognized within the Company’s equity as accumulated other comprehensive income(loss) (“AOCI”), net of taxes as a direct result of lower market rates.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month and nine month periods ended September 30, 2024 and 2023. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.5 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively. Average deferred loan fees totaled $4.7 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,759,989	$26,372	5.94%	$1,697,745	$24,677	5.77%
PPP loans	186	3	6.40%	996	5	1.99%
Investment securities available for sale	463,347	3,252	2.78%	495,803	3,466	2.77%
Cash and due from banks and other	160,563	1,843	4.55%	154,335	1,703	4.38%
Restricted stock	7,601	(34)	(1.77)%	10,299	248	9.55%
Total interest-earning assets	2,391,686	31,436	5.21%	2,359,178	30,099	5.06%
Noninterest-earning assets	94,476			96,894
Total assets	$2,486,162			$2,456,072
Interest-bearing liabilities:
Interest-bearing demand deposits	$370,442	$425	0.46%	$334,658	$332	0.39%
Money market deposits	695,516	4,083	2.33%	632,300	2,551	1.60%
Savings deposits	256,934	924	1.43%	242,627	623	1.02%
Certificates of deposit	116,817	1,213	4.12%	176,369	1,954	4.40%
Total interest-bearing deposits	1,439,709	6,645	1.83%	1,385,954	5,460	1.56%
FHLB Advances and other borrowings	127,197	1,593	4.97%	140,560	1,907	5.38%
Subordinated notes	19,561	230	4.66%	19,490	231	4.70%
Total interest-bearing liabilities	1,586,467	8,468	2.12%	1,546,004	7,598	1.95%
Noninterest-bearing demand deposits	688,138			736,313
Other noninterest-bearing liabilities	25,947			23,279
Total liabilities	2,300,552			2,305,596
Total stockholders’ equity	185,610			150,476
Total liabilities and stockholders’ equity	$2,486,162			$2,456,072
Net interest income		$22,968			$22,501
Net interest rate spread(2)			3.10%			3.11%
Net interest-earning assets(3)	$805,219			$813,174
Net interest margin(4)			3.81%			3.78%
Average interest-earning assets to interest-bearing liabilities			150.8%			152.6%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,742,193	$78,761	6.02%	$1,668,967	$70,374	5.64%
PPP loans	197	6	4.06%	1,440	24	2.23%
Investment securities available for sale	470,701	10,048	2.84%	514,011	10,575	2.75%
Cash and due from banks and other	156,899	5,556	4.72%	139,539	4,514	4.33%
Restricted stock	7,945	650	10.90%	11,268	716	8.50%
Total interest-earning assets	2,377,935	95,021	5.32%	2,335,225	86,203	4.94%
Noninterest-earning assets	96,047			95,597
Total assets	$2,473,982			$2,430,822
Interest-bearing liabilities:
Interest-bearing demand deposits	$375,124	$1,348	0.48%	$336,801	$875	0.35%
Money market deposits	660,795	11,233	2.26%	623,039	6,471	1.39%
Savings deposits	249,013	2,586	1.38%	251,588	1,735	0.92%
Certificates of deposit	170,079	5,741	4.50%	147,750	3,893	3.52%
Total interest-bearing deposits	1,455,011	20,908	1.91%	1,359,178	12,974	1.28%
FHLB Advances and other borrowings	123,880	4,734	5.09%	164,434	6,295	5.12%
Subordinated notes	19,544	691	4.71%	19,472	692	4.75%
Total interest-bearing liabilities	1,598,435	26,333	2.19%	1,543,084	19,961	1.73%
Noninterest-bearing demand deposits	674,727			717,067
Other noninterest-bearing liabilities	26,701			22,988
Total liabilities	2,299,863			2,283,139
Total stockholders’ equity	174,119			147,683
Total liabilities and stockholders’ equity	$2,473,982			$2,430,822
Net interest income		$68,688			$66,242
Net interest rate spread(2)			3.13%			3.21%
Net interest-earning assets(3)	$779,500			$792,141
Net interest margin(4)			3.85%			3.79%
Average interest-earning assets to interest-bearing liabilities			148.8%			151.3%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$932	$763	$1,695	$3,692	$4,695	$8,387
PPP loans	(11)	9	(2)	(35)	17	(18)
Investment securities available for sale	(228)	14	(214)	(886)	359	(527)
Cash and due from banks	72	68	140	631	411	1,042
Other	11	(293)	(282)	(267)	201	(66)
Total interest-earning assets	776	561	1,337	3,135	5,683	8,818
Interest-bearing liabilities:
Interest-bearing demand deposits	40	53	93	143	330	473
Money market deposits	371	1,161	1,532	712	4,050	4,762
Savings deposits	52	249	301	(21)	872	851
Certificates of deposit	(618)	(123)	(741)	779	1,069	1,848
Total interest-bearing deposits	(155)	1,340	1,185	1,613	6,321	7,934

Federal Home Loan Bank advances	(167)	(147)	(314)	(1,527)	(34)	(1,561)
Subordinated notes	—	(1)	(1)	7	(8)	(1)
Total interest-bearing liabilities	(322)	1,192	870	93	6,279	6,372
Change in net interest income	$1,098	$(631)	$467	$3,042	$(596)	$2,446

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	Amount ($)	Percentage %	2024	2023	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$31,436	$30,099	$1,337	4.4%	$95,021	$86,203	$8,818	10.2%
Interest expense	8,468	7,598	870	11.5%	26,333	19,961	6,372	31.9%
Net interest income	22,968	22,501	467	2.1%	68,688	66,242	2,446	3.7%
Provision for credit losses - investments	—	—	—	—%	(1,900)	5,000	(6,900)	(138.0)%
Provision for credit losses	7,191	837	6,354	759.1%	9,661	2,406	7,255	301.5%
Noninterest income	4,174	3,220	954	29.6%	11,667	9,676	1,991	20.6%
Noninterest expense	15,947	13,590	2,357	17.3%	46,744	42,065	4,679	11.1%
Provision for income taxes	788	2,256	(1,468)	(65.1)%	5,131	5,093	38	0.7%
Net income	3,216	9,038	(5,822)	(64.4)%	20,719	21,354	(635)	(3.0)%

General. Net income decreased $5.8 million, or 64.4%, to $3.2 million for the three months ended September 30, 2024 from $9.0 million for the three months ended September 30, 2023. The decrease was driven primarily by an increase of $6.4 million related to the provision for credit losses and an increase of $2.4 million in noninterest expense, partially offset by increases in net interest income of $467 thousand and noninterest income of $954 thousand during the third quarter of 2024 as compared to the same quarter in 2023. Net income for the nine months ended September 30, 2024 was $20.7 million, as compared to $21.4 million for the same period in 2023. The overall decrease was driven primarily by increased noninterest expense of $4.7 million coupled with an increase in the overall provision for credit losses of approximately $355 thousand offset by increased net interest income of $2.4 million and an increase in noninterest income of $1.9 million. The overall fluctuation of the provision for credit losses for the current nine month period included a $1.9 million recovery associated with Signature Bank subordinated debt which was written off during 2023 and recovered during the nine month period ended September 30, 2024 as well as the additional reserve associated with the nonperforming office space participation loan as compared to the same prior year period.

Interest Income. Interest income increased $1.3 million, or 4.4%, to $31.4 million for the three months ended September 30, 2024 from $30.1 million for the three months ended September 30, 2023. This increase was primarily driven by a 15 basis points increase in the average yield of interest-earning assets which grew from 5.06% during the three months ended September 30, 2023 to 5.21% for the three months ended September 30, 2024 as a result of the higher interest rate environment during most of 2024. Over the same comparative period, the average balance of interest-earning assets increased by $32.4 million, or 1.4%, to $2.4 billion for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Interest income increased $8.8 million, or 10.2%, for the nine months ended September 30, 2024 reaching $95.0 million from $86.2 million for the nine months ended September 30, 2023. This increase was driven by a $42.7 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $73.2 million, or 4.4%, between the nine months ended September 30, 2024 and September 30, 2023. In addition, the average yield of interest-earning assets increased by 38 basis points from 4.94% for the nine months ended September 30, 2023 to 5.32% for the nine months ended September 30, 2024 as a result of the higher interest rate environment through most of 2024.

Interest income on loans, net of PPP loans, increased by $1.7 million, or 6.9%, to $26.4 million during the three months ended September 30, 2024 from $24.7 million during the three months ended September 30, 2023. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans) and an increase in the average yield on loans. The average balance of loans increased by $62.2 million, or 3.7%, to $1.8 billion for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in the average balance of loans was due to $62.2 million of net average loan growth during the third quarter coupled with stability in commercial real estate loan balances as well as growth in our consumer loan portfolio. The average yield on loans, excluding PPP loans, increased by 17 basis points to 5.94% for the three months ended September 30, 2024 from 5.77% for the three months ended September 30, 2023 as a result of the higher interest rate environment and management’s continued focus on disciplined loan pricing.

For the nine months ended September 30, 2024, interest income on loans increased by $8.4 million, or 11.9%, reaching $78.8 million as compared to $70.4 million for the nine months ended September 30, 2023. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) of $73.2 million between the nine months ended September 30, 2023 and September 30, 2024. The increase in average loans outstanding was due mainly to the third quarter increase in the commercial real estate and consumer segments of the loan portfolio. This increase in production was also coupled with an increase in average yield on loans, excluding PPP loans, for the nine month periods from 5.64% in 2023 to 6.02% in 2024. The increase in the average yield on loans was driven by the effect of the higher interest rate environment during 2023 and the majority of the first nine months of 2024 as well as management’s continued focus on disciplined loan pricing.

Interest income on securities decreased by $214 thousand to $3.3 million during the three months ended September 30, 2024 from $3.5 million during the three months ended September 30, 2023. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the current period due to continued maturities as well as a result of the Signature Bank subordinated debt writeoff during 2023. The average balance of securities decreased by $32.5 million, or 6.6%, to $463.3 million for the three months ended September 30, 2024 compared to $495.8 million for the three months ended September 30, 2023. The average yield on investment securities was relatively flat with a one basis point increase overall from 2.77% for the three months ended September 30, 2023 to 2.78% for the three months ended September 30, 2024. The stability and slight increase in the average yield on securities reflected the continued maturity of lower yielding investments during the current period.

For the nine months ended September 30, 2024, interest income on securities decreased by $527 thousand, or 5.0%, to $10.0 million during the period from $10.6 million during the nine months ended September 30, 2023. The decrease in interest income on securities was due to a decrease in the average balance of securities during the current period. The average balance of securities decreased by $43.3 million, or 8.4%, to $470.7 million for the nine months ended September 30, 2024 compared to $514.0 million for the nine months ended September 30, 2023 due to continued maturities as well as the impact of the Signature Bank subordinated debt writeoff during 2023. The average yield on investment securities increased by nine basis points overall from 2.75% for the nine months ended September 30, 2023 to 2.84% for the nine months ended September 30, 2024. The increase in the average yield on securities was primarily related to the maturity of lower yielding securities during 2023 and the first nine months of 2024.

Interest Expense. Interest expense increased $870 thousand, or 11.5%, to $8.5 million for the three months ended September 30, 2024 from $7.6 million for the three months ended September 30, 2023. The increased interest expense continues to be driven primarily by the continued effect of the higher interest rate environment and the impact on deposit costs as well as funding costs during the quarter. The average rate paid on interest-bearing liablities increased 17 basis points to 2.12% during the three months ended September 30, 2024 as compared to 1.95% for the three month period ended September 30, 2023. The average balance of interest-bearing liabilities increased by $40.5 million, or 2.6%, and was approximately $1.6 billion for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Interest expense increased $6.4million, or 31.9%, to $26.3 million for the nine months ended September 30, 2024 from $20.0 million for the nine months ended September 30, 2023. The increase in interest expense reflects the higher interest rate environment and the continuing effect on deposit and funding costs during the first nine months of 2024. The average rate paid on interest-bearing liabilities increased 46 basis points to 2.19% during the nine months ended September 30, 2024 as compared to 1.73% for the nine month period ended September 30, 2023. The average balance of interest-bearing liabilities increased by $55.4 million, or 3.6%, to $1.6 billion for the nine months ended September 30, 2024 as compared to $1.5 billion for the nine months ended September 30, 2023.

Interest expense on interest-bearing deposits increased by $1.2 million to $6.6 million for the three months ended September 30, 2024 from $5.5 million for the three months ended September 30, 2023. The increase in interest expense on interest-bearing deposits was due mainly to the continued increase in the average cost of deposits. The average cost of interest-bearing deposits increased 27 basis points to 1.83% during the three months ended September 30, 2024 as compared to 1.56% for the three months ended September 30, 2023. The average cost of interest-bearing deposits increased due to the continued impact of the higher interest rate environment on deposit accounts. The average balance of interest-bearing deposits increased by $53.8 million, or 3.9%, to $1.4 billion for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily as a result of the increases in the average balances of interest-bearing demand deposits, money market accounts, and savings accounts.

During the nine months ended September 30, 2024, interest expense on interest-bearing deposits increased by $7.9 million, or 61.2%, to $20.9 million during the nine months ended September 30, 2024 from $13.0 million during the nine months ended September 30, 2023. The increase in interest expense on interest-bearing deposits for the nine month period ended September 30, 2024 as compared to the same prior year period represents the effect of the higher interest rate environment on the average cost of deposits coupled with higher average balances of interest bearing deposits. The average cost of interest-bearing deposits increased 63 basis points to 1.91% for the nine months ended September 30, 2024 as compared to 1.28% for the nine months ended September 30, 2023. The average balance of interest-bearing deposits increased by $95.8 million, or 7.1%, to $1.5 billion for the nine months ended September 30, 2024 as compared to $1.4 billion for the nine months ended September 30, 2023 primarily as a result of the increases in the average balances of certificates of deposit, interest-bearing demand deposits and money market accounts.

We also expensed a relatively level amount of approximately $230 thousand in interest expense for both the three months ended September 30, 2024 and 2023 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. In addition, we expensed approximately $691 thousand in interest expense for both the nine months ended September 30, 2024 and September 30, 2023. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

The interest expense related to borrowings in the third quarter of 2024 decreased to $1.6 million at an average cost of 4.97% as compared to interest expense of $1.9 million at an average cost of 5.38% for the same period in 2023. The third quarter 2024 average FHLB and other borrowings decreased to $127.2 million compared to $140.6 million of average FHLB and other borrowing in the same quarter of 2023. The decrease in average borrowings was the direct result of paydowns driven by increased deposits and less use of cash during the current period. Management was able to replace higher cost FHLB borrowings with lower cost borrowings as rates were adjusted lower and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce associated interest costs.

The interest expense related to FHLB and other borrowing for the first nine months of 2024 decreased to $4.7 million as compared to $6.3 million for the first nine months of 2023. For the nine months ended September 30, 2024, average FHLB and other borrowings decreased to $123.9 million with an average cost of 5.09% compared to $164.4 million of average FHLB and other borrowings with an average cost of 5.12% for the same period in 2023. The decrease in average borrowings was the direct result of paydowns driven by increased deposits and less use of cash during the current period.

Net Interest Income. Net interest income increased $467 thousand, or 2.1%, to $23.0 million for the three months ended September 30, 2024 from $22.5 million for the three months ended September 30, 2023 due to the increase in income from interest earning assets outpacing the growth of interest costs associated with interest bearing liabilities. Net interest rate spread decreased slightly by one basis point to 3.10% for the three months ended September 30, 2024 from 3.11% for the three months ended September 30, 2023, reflecting a 15 basis points increase in the average yield on interest-earning assets offset by a 17 basis points increase in the average rate paid on interest-bearing liabilities. The net interest margin increased three basis points to 3.81% for the three months ended September 30, 2024 from 3.78% for the three months ended September 30, 2023 due to the tightening interest rate environment as well as the impact of managed funding and deposit costs during the period.

For the nine months ended September 30, 2024, net interest income increased $2.5 million, or 3.7%, to $68.7 million from $66.2 million for the nine months ended September 30, 2023 due primarily to an increase in net interest margin for the current period. The net interest margin increased six basis points to 3.85% for the nine months ended September 30, 2024 from 3.79% for the nine months ended September 30, 2023. Net interest rate spread decreased by eight basis points to 3.13% for the nine months ended September 30, 2024 from 3.21% for the nine months ended September 30, 2023.

Provision for Credit Losses. The Company recognized a provision for credit losses of $7.2 million for the three months ended September 30, 2024, compared to $837 thousand for the three months ended September 30, 2023. The increased provision was primarily driven by a $5.6 million reserve associated with a specific nonaccrual commercial real estate loan participation identified during the second quarter of 2024. Additionally, the provision for the quarter included the impact of the methodology associated with estimated lifetime losses and the increase in loans closed. The allowance for credit losses to total loans was 1.73% as of September 30, 2024, an increase of 29 basis points, or 20.1%, versus 1.44% as of December 31, 2023.

For the nine months ended September 30, 2024, the provision for credit losses totaled $7.8 million as compared to $7.4 million for the nine months ended September 30, 2023. The provision for the nine months ended September 30, 2024 reflected the recognition of a $1.9 million recovery associated with the 2023 write off of the Signature Bank subordinated debt in the amount of $5.0 million made during the nine months ended September 30, 2023 as well as the additional provision related to a nonaccrual commercial real estate loan participation identified during the second quarter of 2024. Total participation and syndicated loans represent approximately 7.3% of total loans at September 30, 2024.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$270	$210	$60	28.6%	$737	$588	$149	25.3%
Trust income	1,379	1,266	113	8.9%	4,000	3,707	293	7.9%
Investment advisory income	1,741	1,333	408	30.6%	4,966	3,819	1,147	30.0%
Investment securities gains	—	—	—	—%	—	107	(107)	(100.0)%
Earnings on bank owned life insurance	39	243	(204)	(84.0)%	551	725	(174)	(24.0)%
Other	745	168	577	343.5%	1,413	730	683	93.6%
Total noninterest income	$4,174	$3,220	$954	29.6%	$11,667	$9,676	$1,991	20.6%

Noninterest income increased by $954 thousand, or 29.6%, reaching $4.2 million for the three months ended September 30, 2024 as compared to $3.2 million for the three months ended September 30, 2023. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 20.1% increase quarter-over-quarter, to $3.1 million for the third quarter of 2024 as compared to $2.6 million for the third quarter of 2023 as a result of continued growth in asset values during the current period. During the same period, assets-under-management increased to $1.8 billion at September 30, 2024 from $1.4 billion at September 30, 2023.

For the nine months ended September 30, 2024, noninterest income increased by $2.0 million, or 20.6%, to $11.7 million as compared to $9.7 million for the nine months ended September 30, 2023. Our Wealth Management division revenues increased and represented 19.1% growth reaching $9.0 million for the nine month period ended September 30, 2024 from $7.5 million for the nine month period ended September 30, 2023 as a result of continued growth in asset values and new customers during 2024.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries	$6,687	$6,135	$552	9.0%	$20,298	$18,606	$1,692	9.1%
Employee benefits	2,269	1,752	517	29.5%	6,695	5,359	1,336	24.9%
Occupancy expense	1,222	1,180	42	3.6%	3,547	3,614	(67)	(1.9)%
Professional fees	1,557	799	758	94.9%	4,330	3,512	818	23.3%
Directors’ fees and expenses	584	295	289	98.0%	781	682	99	14.5%
Computer software expense	1,526	1,233	293	23.8%	4,191	3,714	477	12.8%
FDIC assessment	210	463	(253)	(54.6)%	978	1,023	(45)	(4.4)%
Advertising expenses	364	364	—	—%	1,166	1,074	92	8.6%
Advisor expenses related to trust income	30	30	—	—%	95	89	6	6.7%
Telephone expenses	190	184	6	3.3%	565	534	31	5.8%
Intangible amortization	71	71	—	—%	214	214	—	—
Other	1,237	1,084	153	14.1%	3,884	3,644	240	6.6%
Total noninterest expense	$15,947	$13,590	$2,357	17.3%	$46,744	$42,065	$4,679	11.1%

Non-interest expense was $16.0 million for the third quarter of 2024, reflecting an increase of approximately $2.4 million, or 17.3%, as compared to $13.6 million for the same period in 2023. The increase in non-interest expense for the current three-month period was due primarily to continued investment in overall Company growth, including increases in professional fees associated with certain corporate initiatives, salaries and benefit costs, and information technology. Our efficiency ratio was 58.8% for the three months ended September 30, 2024, from 52.8% for the same period in 2023.

Non-interest expense was $46.7 million for the first nine months of 2024, reflecting an increase of approximately $4.7 million, or 11.1%, as compared to $42.1 million for the same period in 2023. The increase in non-interest expense for the nine month period was also due to continued investment in overall Company growth, primarily, increases in salaries and benefit costs, professional fees, and information technology. For the nine months ended September 30, 2024, our efficiency ratio was 58.2% as compared to 55.4% for the same period in 2023.

Provision for Income Tax. Our provision for income taxes for the three months ended September 30, 2024 was approximately $788 thousand, compared to approximately $2.3 million for the same period in 2023. The decrease for the current period was directly related to lower income before income taxes during the quarter. Our effective tax rate for the three-month period ended September 30, 2024 was 19.7%, as compared to 20.0% for the same period in 2023. For the nine months ended September 30, 2024, our provision for income taxes was $5.1 million, approximately the same as for the nine months ended September 30, 2023. The relatively flat trend for the current period was due to similar levels of income before income taxes during the current nine month period. Our effective tax rate for the nine-month period ended September 30, 2024 was 19.9%, as compared to 19.3% for the same period in 2023. The growth of the effective tax rate for the 2024 nine month period was due to the increase in proportion of pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2024 as compared to 2023.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended September 30,
	2024			2023
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$22,968	$—	$22,968	$22,501	$—	$22,501
Noninterest income	1,054	3,120	4,174	621	2,599	3,220
Provision for credit loss- investments	—	—	—	—	—	—
Provision for credit loss	(7,191)	—	(7,191)	(837)	—	(837)
Noninterest expenses	(13,769)	(2,178)	(15,947)	(11,777)	(1,813)	(13,590)
Income tax expense	(590)	(198)	(788)	(2,090)	(166)	(2,256)
Net income	$2,472	$744	$3,216	$8,418	$620	$9,038

	At or for the Nine Months Ended September 30,
	2024			2023
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$68,688	$—	$68,688	$66,242	$—	$66,242
Noninterest income	2,701	8,966	11,667	2,150	7,526	9,676
Provision for credit loss - investments	1,900	—	1,900	(5,000)	—	(5,000)
Provision for credit loss	(9,661)	—	(9,661)	(2,406)	—	(2,406)
Noninterest expenses	(40,193)	(6,551)	(46,744)	(36,266)	(5,799)	(42,065)
Income tax expense	(4,624)	(507)	(5,131)	(4,730)	(363)	(5,093)
Net income	$18,811	$1,908	$20,719	$19,990	$1,364	$21,354
Assets under management and/or administration (AUM) (market value)	$—	$1,792,119	$1,792,119	$—	$1,437,036	$1,437,036
Total assets	$2,509,447	$9,652	$2,519,099	$2,438,565	$8,706	$2,447,271

The market value of assets under management and/or administration at September 30, 2024 and 2023 was $1.8 billion and $1.4 billion, respectively. This includes assets held at both Orange Bank & Trust Company and HVIA at September 30, 2024 and 2023, respectively.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $365 thousand, or 20.1%, to $2.2 million for the three months ended September 30, 2024 compared to $1.8 million for the three months ended September 30, 2023. The increase in expenses was primarily due to continued expansion of the business unit and investment in technology during the period. For the nine months ended September 30, 2024, our expenses related to our wealth management business segment increased $752 thousand or 13.0%, to $6.6 million for the nine months ended September 30, 2024 compared to $5.8 million for the nine months ended September 30, 2023. The increase in expenses was primarily due to the growth of the business unit and its related operations as well as costs associated with certain managed trust assets.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024 and December 31, 2023, cash and due from banks totaled $160.9 million and $147.4 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $469.5 million at September 30, 2024 and $489.9 million at December 31, 2023.

Certificates of deposit due within one year of September 30, 2024 totaled $137.8 million, or 96.5% of total certificates of deposit. The largest concentration of certificates of deposit represented brokered deposits in the amount of $100.0 million for diversified funding purposes.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2024, we had a total of $102.5 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York (“FRB”) as well as other correspondent banks. At September 30, 2024, we had a total capacity of $577.6 million at the Federal Home Loan Bank of New York, of which $76.0 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At September 30, 2024, we also had a $4.5 million collateralized line of credit from the Federal Reserve Bank of New York discount window with no outstanding balance. Additionally, we utilized $50 million of funding through the Bank Term Funding Program from the FRB under a one-year facility expiring in March 2025. We also had a total of $20.0 million of discretionary lines of credit at September 30, 2024 with no outstanding balance. We have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at September 30, 2024. There were no outstanding borrowings with ACBB at September 30, 2024.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $21.8 million and $28.5 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $12.6 million and $106.7 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $4.4 million and $150.8 million for the nine months ended September 30, 2024 and 2023, respectively.

We remain committed to maintaining a strong liquidity position. We monitor and evaluate our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit growth and retention, current pricing strategy and regulatory restrictions, we have the ability to retain and increase a substantial portion of maturing time deposits, and we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At September 30, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at September 30, 2024 and December 31, 2023.

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

At September 30, 2024, we had $429.1 million in loan commitments outstanding. We also had $15.5 million in standby letters of credit at September 30, 2024.

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2024 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of the non-performing commercial real estate loan participation noted above. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: November 13, 2024

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)