Form 10-K
period 2024-12-31
Orange County Bancorp, Inc. /DE/
filed 2025-03-17
CIK 1754226

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-40711

ORANGE COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1135778
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
212 Dolson Avenue Middletown, New York	10940
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (845) 341-5000

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, Par Value $0.25 per Share	OBT	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $26.44 as of June 28, 2024 was $269.6 million.

As of March 12, 2025 there were 11,358,591 shares outstanding of the registrant’s common stock

Documents Incorporated by Reference

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

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

•inflation, tariffs, recession, and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

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

•acts of war or terrorism or pandemics;

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

By combining the high-level personal service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts. These activities, together with our 16 branch offices and one loan production office, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2024, the Company’s assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.8 billion, $2.2 billion and $185.5 million, respectively. Orange Bank & Trust Company’s trust department and HVIA had a combined $1.8 billion in assets under management at December 31, 2024.

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

The Company continues to successfully recruit seasoned lenders with expertise and proven track records in its historical and expanded operating markets. These lenders typically have long-standing relationships with businesses in our local community and markets, such as real estate developers and owners, enabling them to serve as trusted advisors across financial transactions and products.

The Company continues to enjoy particularly strong growth in its newer markets of Rockland and Westchester Counties, which offer significant growth potential as a function of market size and demographics, while Orange County continues to represent approximately 40% of the Bank’s deposits as of December 31, 2024.

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

In recent years, we have grown the Orange Wealth Management initiative, which combines services offered by HVIA, our private bank and trust department in a coordinated strategy for growth. We believe that there may be significant cross-selling opportunities with our high-net-worth and business clients through this platform.

Our History

Born of the vision of 14 founders, the Bank opened for business in May 1892 as Orange County Trust and Safe Deposit Company. In 2016 the Bank rebranded itself as Orange Bank & Trust Company to reflect its ambitions to expand in the Lower Hudson Valley region and the New York City metropolitan area. Some of the important highlights of our recent history include:

•	In 2012, the Company acquired HVIA, a registered investment advisor.
•	In 2018, the Company completed a private placement of its common stock raising $16.0 million in gross proceeds.
•	In 2020, the Company completed a private placement of subordinated debt of $20.0 million.
•	In August 2021, the Company completed an initial public offering (“IPO”) of its common stock resulting in gross proceeds of $38.5 million. The Company listed its shares on the Nasdaq Capital Market in connection with the IPO. During 2021, the Company surpassed $2.0 billion in consolidated assets for the first time.
•	In December 2024, the Company declared a two-for-one forward stock split effective January 2025.

Our Market Area

We define our operating area broadly as the Lower Hudson Valley, which includes diverse and economically distinct markets. Our active banking operations are located mainly in Orange, Westchester, Rockland and Bronx Counties in New York, which we refer to as our geographic footprint. We operate 16 full-service branches and one loan production office throughout our network. While most of our business takes place in these markets, we have grown relationships with several commercial clients operating outside our regional footprint.

Since 2013, we continue to leverage knowledge and relationships developed over our long history and our commitment to customer service across a strategically expanding footprint. This was formalized with the opening of new branch locations in Westchester and Rockland Counties in 2015 and has since driven meaningful market share growth in these markets. We opened a branch office in Nanuet, located in Rockland County, during the third quarter of 2021 and we entered the Yonkers market with a Westchester County branch location during the first quarter of 2024. We have received regulatory approvals for a second branch office in Bronx County and anticipate that it will open during 2025.

While focused on driving growth across all of our markets and product lines, we believe our expanded presence in Westchester and Rockland Counties will continue to be the largest contributor to future asset growth due to the significant deposit base in the Lower Hudson Valley market. We view all of our recent and expected openings and locations as natural and logical extensions for the Bank and consistent with our geographic footprint.

Our operating markets have demographic, economic and competitive dynamics that we believe are favorable to continued execution of our strategic plan:

Orange County. Orange County, located 60 miles from New York City, is an attractive and stable market. Our over 130 year-operating history in the region provides a strong foundation for growth and low- cost deposit funding. Economic activity in the region stems from local business activity and increasing support services to the New York metropolitan area. With a population estimated as of July 1, 2024 at 411,767 and a median household income of $96,497 as of the same date, the local economy is distinct and remains somewhat insulated from economic activity in New York City and Westchester County, and includes a growing number of service, warehousing, and logistical businesses. Recent developments in the region include significant population growth during the COVID 19 pandemic as professionals relocated away from urban markets.

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

Westchester and Rockland Counties are large, wealthy markets with median household incomes of $118,411 and $110,631, respectively and a combined population of approximately 1,354,591, all estimated as of July 1, 2024. An unbalanced market of bigger banks, with few smaller banks, continues to provide an attractive competitive landscape that has strengthened our reputation as a leading local bank for small businesses within this market area. We believe our market share relative to our size also provides the opportunity for long-term growth.

Bronx County. The Bronx market is densely populated with 1,384,724 residents estimated as of July 1, 2024 and has maintained a diversified economy typical of most urban population centers. The majority of employment provided is by services, wholesale/retail trade and finance/ insurance/real estate with services accounting for the largest employment sector in the county. With a median household income of $49,036 estimated as of July 1, 2024, the Bronx remains home to a significant number of health care & social assistance businesses and non-profit organizations. A persistent need for housing in the region generates constant growth through demand for construction lending and refinancing activity.

Our Business Strategy

Our goal is to continue building the premier business bank in the Lower Hudson Valley, primarily through organic growth of our client base. We remain focused on small to medium sized businesses (characterized as businesses with annual revenues of less than $50 million), attorneys and other professionals, and provide a broad range of banking services to businesses, high net worth individuals, business owners and retail customers. We believe the local economies in our geographic footprint offer us significant growth opportunities we can capitalize on through our focus on personalized service, and our ability to realize greater economies of scale than smaller community banks.

Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our beginning in 1892, our founders understood the Bank’s success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive the Company today, as we serve customers in Orange, Rockland, and Westchester Counties and the Bronx through a network of 16 branches, one loan production office and approximately 225 employees. Our core competencies include familiarity with our clients and providing the highest quality services and solutions, enabling us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.

Derive Further Loan Growth Through Differentiated Service. We have consistently demonstrated our ability to generate robust loan growth and capture additional share in our operating markets. We have been able to do so based on strong client relationships and focused business development efforts. The majority of our loan growth comes from existing clients and referrals, with the latter resulting from our focus on key centers of influence in our communities, such as law firms and accounting practices. We also believe our senior management’s availability for consultation on a daily basis offers customers a quicker response time on loan applications and other transactions, as well as greater confidence that these transactions will close, than competitors, whose decisions, in some cases, are being made in distant headquarters. We believe this level of service also gives us a pricing advantage, often enabling us to obtain higher loan rates than our competitors, while still securing the business and client relationship.

Continue to Grow our Core Deposit Franchise. The strength of our deposit franchise is derived from our long-standing relationships with our clients and the strong ties within the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for the growth of our loan portfolio. Core deposits (deposits excluding time deposits) comprise 89.7% of our total funding, with a low cost of 1.04% at and for the year ended December 31, 2024. A key component of our strategy to enhance funding sources is our cash management services, which has helped our team expand the depth and efficiency of our product offerings, and is expected to contribute to profitability, customer account growth, and relationship retention going forward. Additionally, by continuing to broaden our suite of business services, from sophisticated cash management to enhanced commercial lending, loans and deposits grew to $1.8 billion and $2.2 billion at year end 2024, up 3.9% and 5.6%, respectively, over year end 2023. We expect this growth to continue as the Bank continues to enhance our technology resources and to incorporate the tools our clients need to operate more efficiently and profitably. We also believe our strong commercial and public sector relationships will supplement our retail deposit base, further enhancing deposit growth and, ultimately, continued growth of our loan portfolio. Deposits from municipalities totaled $281.8 million, or 13.1%, of our total deposits at December 31, 2024.

Continue to Build Fee-Based Business. We have built a strong foundation of fee-based revenue through our trust services and wealth management businesses. Like our core banking business, our trust and advisory services have also achieved significant recent milestones, with combined assets under management (AUM) in the two groups aggregating $1.8 billion at December 31, 2024, in spite of very competitive market conditions. As we have successfully done with our banking business, we intend to continue the expansion of HVIA’s services into Westchester and Rockland Counties. Additionally, private banking, continued to grow in 2024 and now supports approximately 759 clients (an increase from 625 clients in 2023) to fully leverage the resources and capabilities of our platform. Each of our fee- based businesses is run by an experienced team and has scalable infrastructure to support additional growth with little added expense. We believe our integrated approach to client relationships, growing market position and expanded service offerings will provide significant cross selling and new business opportunities going forward.

Capitalize on Market Disruption. We intend to continue to take advantage of market disruption in our operating territories, which we believe has created an environment of underbanked customers. The acquisitions of competitors in these markets continue to create opportunities to hire seasoned bankers who we believe can thrive under our business model and take advantage of customer dissatisfaction with large, less personalized banks and/or recently merged institutions. We have successfully employed this strategy in the past, hiring experienced bankers from merged institutions and acquiring HVIA from Provident New York Bancorp in 2012.

We believe the ongoing reduction in the number of locally managed community banks provides the opportunity for us to offer sophisticated banking products and services targeting small and middle market businesses, to expand our customer base, increase assets, and enhance profitability.

Strategic Expansion. While Orange County remains our home, ongoing investments in Rockland, Westchester and Bronx Counties continue to be significant drivers of our growth and profitability. Most recently, we entered the Yonkers market with a Westchester County branch location during the first quarter of 2024. The exploration of new locations and opportunities for expansion will remain a key initiative within the Company’s growth strategy.

Engage in Opportunistic M&A. We continue to remain focused on organic growth in our geographic markets and have no current plans or arrangements for acquisitions. We may, however, evaluate acquisitions that we believe could produce attractive returns for our stockholders. These could include fee-based businesses, whole bank or branch acquisitions that would improve our market position in geographies with attractive demographics and business trends, expand our existing branch network in existing markets, enhance our earnings power or product and service offerings, or expand our wealth management activities.

Lending Activities

General. Our principal lending activity has been the origination of commercial real estate loans, commercial and industrial loans, commercial real estate construction loans, and to a lesser extent, residential real estate loans, home equity loans and consumer loans. Our customers are primarily small and medium- sized businesses, attorneys, and other professionals. The following table sets forth the composition of our loan portfolio by the type of loan at December 31, 2024:

	At December 31, 2024

	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$242,390	13.35%
Commercial real estate	1,362,054	75.01%
Commercial real estate construction	80,993	4.46%
Residential real estate	74,973	4.13%
Home equity	17,365	0.96%
Consumer	37,976	2.09%
Total loans	1,815,751	100.00%
Allowance for loan losses	26,077
Total loans, net	$1,789,674

Commercial Real Estate Lending. As of December 31, 2024, we had $1.4 billion in total commercial real estate loans, representing approximately 75.0% of total loans. We originate loans to finance commercial real estate, primarily secured by commercial retail space, multifamily properties, office buildings and warehouses in our primary lending market. Generally, our commercial real estate loans have terms between five and ten years based on a 20-to-30-year amortization schedule, loan-to-value ratios of up to 75% of the appraised value of the property and are often credit enhanced by personal guarantees of the borrowers. Our typical commercial real estate loan has a three, five or seven-year fixed rate term which then adjusts to a margin above the FHLB of New York fixed rate advance index for the remainder of the term with a balloon payment due usually at the end of ten years. At December 31, 2024, 13.7% of our commercial real estate loans were for owner-occupied properties. At December 31, 2024, we had $370.6 million in loans secured by multifamily properties.

At December 31, 2024, the following represents a summary of commercial real estate loans by the four largest New York counties within our geographic market areas. These categories total over 57% of the entire loan portfolio. The summary is as follows:

	At December 31, 2024

	Amount	Percent

	(Dollars in thousands)

Westchester County, NY	$373,270	20.56%
Orange County, NY	302,620	16.67%
Bronx County, NY	247,380	13.62%
Rockland County, NY	112,640	6.20%
	$1,035,910	57.05%

Additionally, the composition of our commercial real estate portfolio includes certain segments which represent the five largest categories by borrower type. These categories total over 53% of the total loan portfolio. The summary is as follows:

	At December 31, 2024

	Amount	Percent

	(Dollars in thousands)

Multifamily	$370,600	20.41%
Office	155,600	8.57%
Retail	178,600	9.84%
Mixed use	136,200	7.50%
Industrial/Warehouse	128,200	7.06%
	$969,200	53.38%

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value, condition, and location of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service coverage ratio of at least 1.20x. All commercial real estate loans of $500,000 or more are appraised by independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loans. All commercial real estate loans of more than $500,000 must have an environmental assessment completed.

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

Commercial and Industrial Lending. As of December 31, 2024, we had $242.4 million in commercial and industrial loans (including PPP loans), representing 13.4% of total loans. We originate commercial and industrial loans, consisting mainly of short-term loans, lines of credit and term loans to businesses located in our primary lending market. These loans are used for various business purposes including the finance of machinery and equipment purchases, inventory and accounts receivable as well as real estate purchases.

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

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, and the value of the collateral, including accounts receivable, inventory and equipment. We also evaluate the borrower’s business and industry as well as the economic conditions affecting that business.

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

Commercial Real Estate Construction Lending. As of December 31, 2024, we had $81.0 million in commercial real estate construction loans, representing 4.5% of total loans. We engage in commercial real estate construction lending, primarily for projects located within our primary lending market. Our commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans. These loans are generally secured by the subject property. Terms of construction loans depend on the specifics of the project such as the estimated time for completion, the planned construction costs and the prospective appraised value of those projects. At December 31, 2024, we have made commitments of $165.1 million of which $101.9 million has been drawn by our commercial real estate construction borrowers.

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

Residential Real Estate Lending. As of December 31, 2024, we had $75.0 million in total residential real estate loans, representing 4.1% of total loans. In recent years, we have deemphasized the origination of residential real estate loans in our portfolio. We offer fixed-rate and adjustable-rate loans with terms up to a maximum of 20 years. The majority of our residential real estate loans are originated with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area.

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

Home Equity Lending. As of December 31, 2024, we had $17.4 million in total home equity loans, representing less than 1% of total loans. We originate home equity lines of credit and closed-end loans. These loans are generally secured by properties located in, or provided to customers who reside in, our primary market area. Home equity lines and loans are secured by the borrower’s primary residence with a maximum loan-to-value ratio of 85% and a maximum term of 15 years on home equity loans and a 10-year draw period followed by a 15 year repayment period for home equity lines. Home equity loans adjust based on the Prime Rate.

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

Consumer Lending. As of December 31, 2024, we had $38.0 million in consumer loans, representing 2.1% of total loans. We offer a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits as well as other types of consumer loans.

In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan is performed. The ability to repay is determined by the borrower’s employment history, current financial condition, and credit background.

Consumer loans may entail greater credit risk than residential real estate loans particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and as a result, are more likely to be affected by adverse personal circumstances.

Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Purchases, Participations and Sales. From time to time, we purchase loans or participate in loans with other financial institutions to supplement our origination of loans. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We primarily participate in commercial real estate loans, including multi-family real estate loans, and in commercial and industrial loans. When we are not lead lender, we always follow our customary loan underwriting and approval procedures. As of December 31, 2024, the outstanding balances of our loan participations totaled $93.3 million, of which $83.9 million were commercial real estate loans, $7.4 million were commercial real estate construction loans, and $2.0 million were commercial and industrial loans. In May 2018, we joined a community bank lending network operated by BancAlliance which provides the opportunity to participate in commercial and industrial loans and lines of credit that are broadly syndicated to member banks and outside institutions. As of December 31, 2024, the outstanding balances of loans sourced through this program totaled $11.9 million, across three distinct borrower relationships.

We also may purchase whole loans from other lenders. Beginning in 2018, we have purchased commercial and industrial loans made to medical professionals throughout the U.S. such as to doctors, dentists, accountants, and attorneys secured by a blanket lien on their business assets from a national provider of such loans. We follow our customary loan underwriting and approval policies specific to these purchased loans. Historically, we had purchased such loans under two programs. The first is a direct purchase with no guarantee (the “Direct Purchase Loans”), in which the loans are purchased at par with a put-back provision to the originator in the event of nonperformance. The second program carried a 50% guarantee from the seller (the “Partial Guaranteed Loans”) in which the loans were purchased at par. Because these loans are generally secured by business assets, they may be subject to a greater extent to the financial condition of the borrower than loans secured by real estate collateral. During the year ended December 31, 2024, we modified the arrangement and, effectively, replaced the Partial Guaranteed Loans with Direct Purchase Loans. During the year ended December 31, 2023, we did not purchase any Partial Guaranteed Loans. As of December 31, 2024 and 2023, the aggregate balance of the purchased loans under these programs were $47.2 million and $53.5 million, respectively.

We generally do not sell loans and did not sell any loans during the years ended December 31, 2024 or 2023.

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

Loans to One Borrower Limit. In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2024, our regulatory limit on loans-to-one borrower was approximately $43.0 million.

Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge- offs promptly and maintain adequate allowance levels for lifetime loan losses in the loan portfolio.

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

Wealth Management Business Segment

Through HVIA and Orange Bank & Trust Company’s trust department, we offer a range of trust services, including managing customer investments, serving as custodian of customer assets, and providing fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. At December 31, 2024, we had $1.8 billion of assets under management in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Orange Bank & Trust Company or HVIA and therefore are not included in the consolidated balance sheets included in the Annual Report on Form 10-K. HVIA and Orange Bank & Trust Company’s trust department collectively had 40 full-time equivalent employees as of December 31, 2024 and revenue of $12.3 million or approximately 8.6% of our total revenues in 2024.

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

Our current investment policy authorizes us to invest in debt securities issued by the U.S. government and its agencies or government sponsored enterprises. In addition, management is authorized to invest in investment-grade investments with underlying state and municipal obligations. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds and deposits in other insured institutions. We also are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

At December 31, 2024, we had a portfolio of investment securities available for sale which is reported at fair value through accumulated other comprehensive loss.

Deposit Funding

Deposits are our primary source of funds to support our interest earning assets and growth. As of December 31, 2024, we held approximately $2.2 billion of total deposits. The following table sets forth our total deposit account balances, by account type, at December 31, 2024:

	At December 31, 2024
			Average
	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand accounts	$651,135	30.24%	—%
Interest bearing demand accounts	331,115	15.38%	0.42%
Money market accounts	679,082	31.54%	2.15%
Savings accounts	271,014	12.59%	1.25%
Certificates of Deposit	221,013	10.26%	3.97%
Total	$2,153,359	100.00%	1.31%

We obtain most of our deposits from small and medium-sized businesses, individuals, attorneys and other professionals, and municipalities in our market. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We have invested in personnel, business and compliance processes and technology that enable us to acquire and service, in an efficient and effective manner, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known. We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, including a variety of remote deposit and cash management products along with commercial transaction accounts. We also provide online banking, mobile banking, and direct deposit services.

We offer a selection of deposit accounts, including demand accounts (interest-bearing and non-interest- bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2024, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 89.7% of our total deposits, and our cost of funds on this stable funding source was 1.04% anchored by our noninterest bearing demand deposits which represented 30.2% of total deposits at December 31, 2024. We have approximately $180.0 million of brokered deposits at December 31, 2024. Our CDARS and ICS deposits totaled $99.4 million at December 31, 2024.

We actively seek to obtain municipal deposits. At December 31, 2024, municipal deposits totaled $281.8 million or 13.1% of our total deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as county, village and town governments, school districts, fire departments and other municipalities. We solicit their operating and savings deposits. Municipal deposit accounts are generally collateralized by eligible government and government agency securities.

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

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, two commercial banks and the Federal Reserve Bank discount window. Borrowings represent an alternative funding source, accordingly, we utilize advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2024, we had $512.2 million of available borrowing capacity with the FHLB. On that date, we had $123.5 million in advances outstanding from the FHLB. The other borrowing lines are maintained primarily for contingency funding sources and had no amounts outstanding at December 31, 2024.

Competition

The banking business remains highly competitive and we face strong competition from many other financial institutions. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders and consumer finance companies, including large national financial institutions that operate in our market. Our profitability depends in large part based upon our continued ability to successfully compete with these institutions for low-cost funding sources, primarily deposit funds, lending opportunities, financial products, bankers and potential acquisition targets.

We conduct business through 16 banking offices and one loan production office in Orange, Westchester, Rockland and Bronx Counties in New York. Many other commercial and community banks, savings institutions, credit unions and other financial institutions maintain a physical presence in our primary market area, and some maintain only a virtual presence. Many of these competitors are larger than us, have significantly more resources, greater brand recognition and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing and may better afford and make broader use of media advertising, support services and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements, and personal contacts, and we depend on our reputation as having greater personal service and the ability to make credit and other business decisions quicker than our competitors.

Personnel

As of December 31, 2024, we had 225 full-time equivalent employees at Orange County Bancorp, Orange Bank & Trust Company and HVIA, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

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

Bank Regulation

Loans and Investments

State commercial banks and trust companies have the authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank or trust company to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

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

The capital standards require the maintenance of a common equity Tier 1 capital ratio, Tier 1 capital ratio and total capital to risk-weighted assets ratio of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital consists primarily of common stockholders’ equity and related surplus, plus retained earnings, less certain amounts of goodwill, other intangible assets, and other items required to be deducted. Tier 1 capital consists primarily of common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital primarily includes capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2024.

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

The Bank did not elect into the CBLR framework and at December 31, 2024, the Bank’s capital exceeded all applicable requirements.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was classified as well capitalized at December 31, 2024.

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

Enforcement

The NYSDFS and the FRB have extensive enforcement authority over state member banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease-and-desist orders, assessment of civil money penalties and removal of officers and directors. The FRB may also appoint a conservator or receiver for a state member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices. Separately, the Superintendent of the NYSDFS also has the authority to appoint a receiver or liquidator of any state-chartered bank or trust company under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

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

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent FRB examination, the Bank was rated “Satisfactory” with respect to its CRA compliance.

On October 24, 2023, the FRB and the other federal bank regulatory agencies issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The FRB will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The implementation of the final rule remains subject to litigation.

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

Source of Strength

The FRB has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of a banking institution’s distress.

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person or group of persons may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Investment Advisory Regulations

We offer wealth management and investment advisory services through HVIA, a wholly owned subsidiary of the Company. HVIA is a registered investment advisor under the Investment Advisors Act of 1940, as amended, and as such, is supervised by the SEC. HVIA is also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

Federal Securities Laws

Orange County Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Orange County Bancorp, Inc. is a reporting company subject to certain information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Orange County Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

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

We primarily serve individuals, businesses and municipalities located in the New York City metropolitan area and in Orange, Westchester and Rockland Counties, New York. As of December 31, 2024, most of our loan portfolio was secured by real estate and other assets located in these areas in New York. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in these areas, or adverse changes in laws or regulations in New York could affect the credit quality of our assets, the businesses of our customers and ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

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

At December 31, 2024, approximately $1.4 billion, or 79.5%, of our total loan portfolio was secured by commercial real estate, including construction, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York City metropolitan area and in Orange, Westchester and Rockland Counties and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. During 2024, inflation in the United States experienced a slight decrease as compared to 2023. Accordingly, the FRB lowered the federal funds rate by half of a percentage point in September 2024, the first cut since 2020, followed by a quarter point in November 2024 and then again in December 2024. The FRB has indicated its intention to maintain its effort to combat inflation. With instability in the rate environment, the value of our investment securities, particularly those with longer maturities, could decrease, although this effect can be less pronounced for floating rate instruments. In addition, potential inflation increases the cost of goods and services in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses could have a negative impact on their ability to repay their loans with us.

Risks Related to Lending Activities

Our emphasis on commercial real estate loans involves risks that could adversely affect our financial condition and results of operations.

Our loan portfolio includes commercial real estate loans, primarily loans secured by commercial retail space, office buildings and multifamily properties. At December 31, 2024, our commercial real estate loans totaled $1.4 billion, or 79.5%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. Moreover, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (the “FDIC”) and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 422% of our risk-based capital at December 31, 2024 and the outstanding balance of our commercial real estate loan portfolio has increased by 76% during the 36 months preceding December 31, 2024.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FRB, our primary federal regulator, were to impose restrictions on the amount of loans we can hold in our portfolio or require us to implement additional compliance measures, for reasons noted above or otherwise, our earnings would be adversely affected as would our earnings per share.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2024, $242.4 million, or 13.4% of our total loan portfolio, consisted of commercial and industrial loans. Our commercial and industrial loans are collateralized by general business assets, including accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial and industrial loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. At December 31, 2024, our allowance for credit losses was 1.44% of total loans and 414.0% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

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

At December 31, 2024, our non-performing assets, which consist of non-performing loans and other real estate owned, were $6.3 million, or 0.25% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

We participate in commercial real estate loans and commercial and industrial loans with other financial institutions from time to time in which we are not the lead lender. Our commercial real estate loan participations are limited to our geographic lending market which includes, the Hudson Valley, the New York City Metropolitan area, New Jersey and Connecticut. We also occasionally participate in commercial and industrial loans with other financial institutions in which we are not the lead lender. These loans are also limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2024, commercial real estate loan participations, including construction, for which we were not the lead lender totaled $91.3 million, or 6.7% of our commercial real estate loan portfolio, including commercial and industrial loan participations for which we were not the lead lender totaled $2.0 million, or 0.83% of our commercial and industrial loan portfolio.

We underwrite each commercial real estate loan and commercial and industrial loan that we participate in and establish the loan classification and loan provision using the same criteria we use for loans we originate. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to service and to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2024, we had one loan participation which was delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

A portion of our loan portfolio consists of loan purchases we do not service which may have a higher risk of loss than loans we originate because these loans are secured by assets outside our primary market area.

We purchase commercial and industrial loans from time to time outside our market area. We have purchased loans primarily to the medical industry that are secured by UCC blanket liens on all business assets and are distributed throughout the United States. These loan purchases may have a higher risk of loss than loans we originate because they are located outside of our primary market area. All loans purchased are in compliance with our approved underwriting standards specific to purchased loans under this program. These loans may have a higher risk of loss as our decision regarding the classification of these loans and loan loss provisions associated with these loans are made in part based upon information provided by the servicer. At December 31, 2024, our purchased commercial and industrial loans totaled $48.6 million, or 2.7% of our loan portfolio and 20.1% of our commercial and industrial loan portfolio, none of which were delinquent 60 days or more. During the year ended December 31, 2024, we did not purchase any loans from the partially guaranteed consumer loan program. If our underwriting of these purchased loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Risks Related to Wealth Management

Involvement in wealth management creates risks associated with the industry.

At December 31, 2024, we had approximately $1.8 billion in assets under management. Our wealth management operations with HVIA and our trust and administration services provided through the Bank’s trust services department present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management and trust services operations. In addition, our wealth management and trust service operations are dependent on a small number of established financial advisors and other service providers, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

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

At December 31, 2024, we had $1.9 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may affect the competitive landscape for deposits in the banking industry. The volatility of the interest rate environment and future decisions by the FRB may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest-earning assets could also reduce our net interest income.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2024, $281.8 million, or 13.1% of our total deposits, consisted of municipal deposits from local government entities such as county, village and town governments, school districts, fire departments and other municipalities, which are collateralized by investment securities. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

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

Our earnings and cash flows depend largely upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies, particularly the FRB. Changes in monetary policy, including changes in interest rates, could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, which may affect our net interest margins. Such changes could also affect (i) demand for our products and services and price competition, in turn affecting our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets; (iv) levels of defaults on loans; and (v) loan prepayments.

During 2024, the FRB reduced interest rates in response to economic indicators. The FRB has indicated a cautious approach in 2025 in order to control inflation. Rate cuts are anticipated but not certain. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, our net interest margin may contract in a rising rate environment because our funding costs may increase faster than the yield we earn on our interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect our financial condition and results of operations.

Earnings could also be adversely affected if the interest rates received on loans and other investments drop at a faster pace than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the previous pandemic-related environment where the FRB held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets. If we are unable to manage these risks effectively, our financial condition and results of operations could be materially adversely affected.

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

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The Company also evaluates the need to establish and maintain an allowance for credit losses on investment securities. The allowance for credit losses is increased through a provision for credit losses charged to operations. Like loans, investment security credit losses are charged against their respective allowance for credit losses when management believes that the collectibility of all or a portion of the principal is unlikely. While management uses available information to determine potential credit losses on investment securities, future additions to the allowance may be required based on changes in economic conditions, regulatory requirements, or other information. These charges could have a material adverse effect on our net income and stockholders’ equity. We also increase or decrease our stockholders’ equity by the amount of change in the fair value of equity securities through net income in the consolidated statement of operations.

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

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or individuals outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

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

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the FRB impact us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict.

FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

The monetary policies of the FRB may be affected by certain policy initiatives of the new administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the FRB may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new administration’s policy changes and their impact on the policies of the FRB, as well as our business and financial results, are uncertain at this time.

Other Risks Related to Our Business

Liquidity is essential to our businesses.

Liquidity is essential to our business as we must be able to meet the cash needs of borrowers and depositors. Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. Reduced liquidity may arise due to circumstances that we may be unable to control, such as market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in us realizing a loss.

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

We cannot predict how changes in technology will affect our business; increased use of technology may expose us to service interruptions or breaches in security.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•Telecommunications;

•Data processing;

•Automation;

•Internet-based banking, including personal computers, mobile phones and tablets;

•Debit cards and so-called “smart cards”;

•Remote deposit capture;

•Artificial Intelligence;

•Cryptocurrency; and

•Use of Blockchain.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business clients via our website, www.orangebanktrust.com, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investment in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by clients or other third parties and damage our reputation. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

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

We will remain an emerging growth company for up to five years from the end of the year in which we completed our initial public offering, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions. If, as a result, some investors find our common stock less attractive, there may be a less active trading market for our common stock, which could result in a reduction and greater volatility in the price of our common stock.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our Board of Directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Although we have paid a cash dividend for at least 40 consecutive years, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

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

Our directors and executive officers, as a group, beneficially owned approximately 9.14% of our outstanding shares of common stock as of December 31, 2024. To our knowledge, although there is no written agreement between members of the Morrison family to act in concert, relatives of director William D. Morrison and William D. Morrison beneficially owned collectively approximately 25.6% of our outstanding shares of common stock as of December 31, 2024. William D. Morrison beneficially owned approximately 1.0% of our outstanding shares of common stock as of December 31, 2024. As a result of this level of ownership, our directors and executive officers and members of the Morrison family have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers and members of the Morrison family may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Item 2. Properties

We operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and four branch offices which are located at Trust Way in Middletown as well as in Chester, in Newburgh and in Montgomery, New York. We lease eleven branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Bronx, Nanuet, and Yonkers, New York. The branches are leased under agreements that may be renewed for various periods. In addition, HVIA operates from leased offices located in Goshen, New York. At December 31, 2024, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $15.8 million.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2024, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of the non-performing commercial real estate loan participation. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. As of December 31, 2024, the Bank remains as plaintiff in this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Orange County Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “OBT” since August 5, 2021. At March 10, 2025, Orange County Bancorp, Inc. had approximately 204 stockholders of record.

Subject to prior approval from our board of directors and regulatory restrictions, we intend to continue the payment of a cash dividend of $0.13 per share on a quarterly basis to holders of our common stock. Our board of directors may change the amount of, or entirely eliminate the payment of, future dividends at its discretion, without notice to our stockholders. We are not obligated to pay dividends on our common stock. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

•our historical and projected financial condition, liquidity and results of operations;

•our capital levels and regulatory requirements;

•statutory and regulatory prohibitions and other limitations;

•any contractual restriction on our ability to pay cash dividends, including pursuant to the terms of any of our credit agreements or other borrowing arrangements;

•our business strategy;

•tax considerations;

•any acquisitions or potential acquisitions that we may assess;

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the BHC Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship- based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 branches and one loan production office, generate a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined has $1.8 billion in assets under management at December 31, 2024. As of December 31, 2024, our assets, loans, deposits and stockholders’ equity totaled $2.5 billion, $1.8 billion, $2.2 billion and $185.5 million, respectively.

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

Interest rates experienced some volatility during 2024. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a flat yield curve at lower rates would be expected to have an adverse impact on our net interest income.

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

Noninterest Expense. Noninterest expense includes salaries, employee benefits, occupancy, furniture and equipment expenses, professional fees, directors’ fees and expenses, computer software expense, Federal deposit insurance assessment, advertising expenses, advisor expenses related to trust income and other expenses. In evaluating our level of noninterest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing noninterest expense to net interest income plus noninterest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

Concentration of Credit Risk. Most of the Company’s business activity is with customers located within the New York counties of Orange, Westchester, Bronx and Rockland. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Company’s largest loan segment remains non-owner occupied commercial real estate. Property types within this segment include: multi-family properties, retail properties, and general construction loans. Regionally, commercial real estate loans are concentrated within the Company’s primary operating footprint, including Orange, Westchester, Rockland and Bronx counties. Commercial and industrial loans are concentrated in Orange County, New York and outside of the Company’s core market. While industry exposure is widely dispersed, the Company does have a significant concentration of commercial and industrial loans within the healthcare and social assistance industry.

Credit Quality. We have well established loan policies and underwriting practices that have resulted in low historical levels of charge-offs and nonperforming assets. We strive to generate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			December 31, 2024
			vs.
	As of December 31,	As of December 31,	December 31, 2023
	2024	2023	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,509,927	2,485,468	24,459	1.0%
Cash and due from banks	150,334	147,383	2,951	2.0%
Loans, net	1,789,674	1,721,880	67,794	3.9%
Investment securities, available for sale	443,775	489,948	(46,173)	(9.4)%
Deposits	2,153,359	2,038,749	114,610	5.6%
FHLB advances, short term	113,500	224,500	(111,000)	(49.4)%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	19,591	19,520	71	0.4%
Stockholders’ Equity	185,531	165,376	20,155	12.2%

Assets. Our total assets were $2.5 billion at December 31, 2024, an increase of $24.5 million from December 31, 2023. The increase was primarily due to increased net loan growth of approximately $67.8 million, or 3.9%, during the year. The increase in assets also included an increase in cash and due from banks of $3.0 million, or 2.0%. During 2024, investment securities decreased by $46.2 million, or 9.4%. This decrease represents management’s continued focus on increased liquidity as the maturities of securities were primarily used to enhance the Bank’s cash position and pay down borrowings.

Cash and due from banks. Cash and due from banks increased $3.0 million, or 2.0%, to $150.3 million at December 31, 2024 from $147.4 million at December 31, 2023. The increase was primarily driven by a strategic focus to increase cash balances, while paying down borrowings in order to maintain continued strong cash levels while ensuring that contingent liquidity sources are available.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,		At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$242,220	13.34%	$273,347	15.65%
Commercial real estate	1,362,054	75.01%	1,259,356	72.08%
Commercial real estate construction	80,993	4.46%	85,725	4.91%
Residential real estate	74,973	4.13%	78,321	4.48%
Home equity	17,365	0.96%	13,546	0.78%
Consumer	37,976	2.09%	36,552	2.09%
PPP loans	170	0.01%	215	0.01%
Total loans	1,815,751	100.00%	1,747,062	100.00%
Allowance for credit losses	26,077		25,182
Total loans, net	$1,789,674		$1,721,880

Net loans increased $67.8 million, or 3.9%, to $1.8 billion at December 31, 2024 from $1.7 billion at December 31, 2023 primarily due to increases in commercial real estate loans as well as increases in home equity loans and consumer loans. Commercial real estate loans increased $102.7 million, or 8.2%, to $1.4 billion at December 31, 2024 from $1.3 billion at December 31, 2023 primarily as a result of continued loan demand by our commercial real estate customers and developers, along with our strategy to expand commercial real estate lending in our market area. Consumer loans increased $1.4 million, or 3.9%, to $38.0 million at December 31, 2024 from $36.6 million at December 31, 2023. Home equity loans increased $3.8 million, or 28.2%, to $17.4 million at December 31, 2024. Commercial and industrial loans decreased $31.1 million, or 11.4% to $242.2 million at December 31, 2024 from $273.4 million at December 31, 2023.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	Commercial		Commercial
	and	Commercial	Real Estate	Residential
Time to Reprice/Mature	Industrial	Real Estate	Construction	Real Estate	Home Equity	Consumer	Total

	(Dollar in thousands)
One year or less	$119,919	$75,758	$52,606	$16,829	$346	$1,856	$267,314
More than one year to five years	958	99	932	15	—	—	2,004
More than five years to fifteen years	119,262	1,279,856	24,162	32,109	2,114	36,120	1,493,623
After fifteen years	2,251	6,341	3,293	26,020	14,905	—	52,810
Total	$242,390	$1,362,054	$80,993	$74,973	$17,365	$37,976	$1,815,751

The following table sets forth the principal balance of fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025:

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Commercial and industrial	$84,128	$38,343	$122,471
Commercial real estate	553,835	732,461	1,286,296
Commercial real estate construction	6,500	21,887	28,387
Residential real estate	40,751	17,393	58,144
Home equity	499	16,520	17,019
Consumer	32,082	4,038	36,120
Total loans	$717,795	$830,642	$1,548,437

At December 31, 2024, $523.3 million, or 51.3% of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial and industrial	$—	$128	$150	$229	$—	$327
Commercial real estate	141	398	6,000	20	—	300
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	294	—	—	—	—	1,167
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$435	$526	$6,150	$249	$—	$1,794

The following table sets forth our loan delinquencies, including non-accrual loans, at the dates indicated as a percentage of loans for the corresponding types.

	At December 31,
	2024			2023
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	—%	0.05%	0.06%	0.08%	—%	0.12%
Commercial real estate	0.01%	0.03%	0.44%	0.00%	—%	0.02%
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	0.39%	—	—%	—%	—	1.49%
Home equity	—	—	—	—	—%	—%
Consumer	—%	—%	—%	—%	—%	—%
Total	0.02%	0.03%	0.34%	0.01%	—%	0.10%

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $6.3 million at December 31, 2024 as compared to $4.4 million at December 31, 2023.

	At December 31,	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$293	$556
Commercial real estate	6,000	2,692
Commercial real estate construction	—	—
Residential real estate	6	1,179
Home equity	—	—
Consumer	—	—
Total non-accrual loans	6,299	4,427
Accruing loans 90 days or more past due:
Commercial and industrial	—	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	6,299	4,427
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$6,299	$4,427
Ratios:
Total non-performing loans to total loans	0.35%	0.25%
Total non-performing loans to total assets	0.25%	0.18%
Total non-performing assets to total assets	0.25%	0.18%

Non-performing loans at December 31, 2024 totaled $6.3 million and consisted mainly of $6.0 million related to commercial real estate loans and $293 thousand of commercial and industrial loans as well as $6 thousand of residential real estate loans. We had no other real estate owned at December 31, 2024 or 2023, respectively.

Non-performing assets increased $1.9 million, or 42.3%, to $6.3 million, or 0.25% of total assets, at December 31, 2024 from $4.4 million, or 0.18% of total assets, at December 31, 2023. The increase in non- performing assets at December 31, 2024 compared to December 31, 2023 was primarily due to one commercial real estate loan participation which defaulted during 2024 and is currently recorded at $6.0 million.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on certain economic and legal reasons related to the borrower’s financial situation. There were no loans modified due to financial difficulties during the year ended December 31, 2024 and during the year ended December 31, 2023.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At December 31,	At December 31,
	2024	2023

	(Dollars in thousands)
Classification of Assets:
Substandard	$43,981	$19,615
Doubtful	—	—
Loss	—	—
Total Classified Assets	$43,981	$19,615
Special Mention	$20,851	$32,804

On the basis of management’s review of our assets, we classified $44.0 million of our assets at December 31, 2024 as substandard compared to $19.6 million at December 31, 2023. We designated $20.9 million of our assets at December 31, 2024 as special mention compared to $32.8 million designated as special mention at December 31, 2023.

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

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or for the Year Ended
	December 31,
	2024	2023

	(Dollars in thousands)
Balance at beginning of year	$25,182	$21,832
Adoption of ASC 326	—	1,483
Charge-offs:
Commercial and industrial	10	1,569
Commercial real estate	8,685	—
Commercial real estate construction	—	—
Residential real estate	94	—
Home equity	33	—
Consumer	1	37
PPP loans	—	—
Total charge-offs	8,823	1,606
Recoveries:
Commercial and industrial	53	75
Commercial real estate	—	173
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	79	211
Total recoveries	132	459
Net charge-offs (recoveries)	8,691	1,147
Provision for credit losses	9,586	3,014
Balance at end of year	$26,077	$25,182
Ratios:
Net charge-offs to average loans outstanding	0.49%	0.07%
Allowance for credit losses to non-performing loans at end of year	413.99%	568.83%
Allowance for credit losses to total loans at end of year	1.44%	1.44%

The following table presents the summary of net charge-offs (recovery) to average loans outstanding by loan type for the years presented:

	Years ended December 31,
	2024	2023

Net charge-offs to average loans outstanding	0.49%	0.07%
Broken down by loan type as follows, excluding PPP:
Commercial and Industrial	0.00%	0.09%
Commercial real estate	0.48%	0.00%
Commercial real estate construction	0.00%	0.00%
Residential real estate	0.01%	0.00%
Home equity	0.00%	0.00%
Consumer	0.00%	-0.01%

The allowance for credit losses increased by $895 thousand, or 3.6%, to $26.1 million, or 1.44% of total loans at December 31, 2024 from $25.2 million, or 1.44% of total loans, at December 31, 2023. The increase in the allowance for credit losses for 2024 was driven mainly by a provision of $8.7 million for one nonaccrual loan participation of a commercial real estate transaction and growth in our commercial real estate loan segment. This loan also was the primary reason for increased charge-offs during 2024.

The following tables set forth the allowance for credit losses allocated by loan category at the dates indicated.

	At December 31,
	2024			2023
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance to	Category to		Allowance to	Category to
	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

	(Dollars in thousands)
Commercial and industrial	$4,501	17.26%	13.35%	$4,819	19.14%	15.66%
Commercial real estate	19,227	73.73%	75.01%	17,873	70.98%	72.08%
Commercial real estate construction	755	2.90%	4.46%	772	3.07%	4.91%
Residential real estate	962	3.69%	4.13%	1,081	4.29%	4.48%
Home equity	56	0.21%	0.96%	51	0.20%	0.78%
Consumer	576	2.21%	2.09%	586	2.33%	2.09%
Total allowance for loan losses	26,077	100.00%	100.00%	25,182	100.00%	100.00%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio as of the dates indicated.

	At December 31, 2024		At December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$85,464	$76,154	$96,736	$87,067
Mortgage-backed securities	307,463	257,339	337,393	290,221
Corporate securities	23,508	20,034	23,529	19,276
Obligations of states and political subdivisions	103,132	90,248	103,336	93,384
Total	$519,567	$443,775	$560,994	$489,948

Available for sale securities decreased $46.2 million, or 9.4%, to $443.8 million at December 31, 2024 from $489.9 million at December 31, 2023, as mortgage-backed securities decreased $32.9 million, municipal securities decreased $3.1 million, and U.S. Government agency securities decreased $10.9 million, while corporate securities increased $758 thousand. The overall decrease was primarily the result of management’s intent to increase our liquidity position and maintain the maturing investments within the cash accounts. During the first quarter of 2024, the Company recognized a net credit related to the provision for credit losses of $1.9 million. The recovery was received for proceeds from the sale of subordinated debt securities which were previously charged off during 2023. Management determined that an ACL was not required for the portfolio and the amount was reversed from the provision which reduced the ACL on investment securities to zero. The 2023 provision included the effect of a $5 million reserve associated with the write-off of an investment in Signature Bank subordinated debt.

We did not have held-to-maturity investments at December 31, 2024 or December 31, 2023.

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

The Company also evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2024 and determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. No provision was recorded for the year ended December 31, 2024. During 2023, the Company wrote off approximately $5.0 million associated with Signature Bank subordinated notes.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At December 31, 2024			At December 31, 2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$651,135	30.24%	—	$699,203	34.30%	—
Interest bearing demand deposits	331,115	15.38%	0.42%	304,892	14.95%	0.49%
Money market deposits	679,082	31.54%	2.15%	584,976	28.69%	2.04%
Savings deposits	271,014	12.59%	1.25%	228,161	11.19%	1.19%
Certificates of deposit	221,013	10.26%	3.97%	221,517	10.87%	4.57%
Total	$2,153,359	100.00%	1.31%	$2,038,749	100.00%	1.29%

Total deposits increased $114.6 million, or 5.6%, to $2.2 billion at December 31, 2024 from $2.0 billion at December 31, 2023. Our strategic focus is to increase commercial deposit relationships through our suite of cash management products and continued attention to low-cost deposits. Our strategy remains centered on increasing business demand deposit accounts through our customer centric business development approach. Money market deposits increased $94.1 million and savings deposits increased $42.9 million while noninterest-bearing demand deposits decreased $48.1 million during 2024. Interest bearing demand deposits increased $26.2 million in 2024 due to certain seasonality of municipal deposit relationships, as well as the impact of attorney trust account growth during the year. At December 31, 2024, our core deposits (which includes all deposits except for certificates of deposit) totaled $1.9 billion, or 89.7% of our total deposits. The overall increase in deposits represented a continued strategic focus on maintaining increased liquidity during 2024. Certificates of deposit decreased $504 thousand, or 0.2% to $221.0 million at December 31, 2024 from $221.5 million at December 31, 2023, primarily due to relatively level balances of broker deposits to support loan growth. We held approximately $180.0 million in brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2024 and $172.4 million in brokered deposits at December 31, 2023. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $6.9 million and $92.5 million, respectively, at December 31, 2024.

As of December 31, 2024, and December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.1 billion and $1.0 billion, respectively. In addition, as of December 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $11.6 million. The following table sets forth the maturity of these uninsured certificates of deposit as of December 31, 2024.

At December 31, 2024
(In thousands)
Maturing period:
Three months or less	$8,106
Over three months through six months	1,253
Over six months through twelve months	1,667
Over twelve months	571
Total	$11,597

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining the available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $123.5 million at December 31, 2024 and $234.5 million at December 31, 2023. The decrease in borrowings was related to management’s focus on reducing borrowings with increased deposit levels. We have the capacity to borrow up to $512.2 million from the Federal Home Loan Bank of New York at December 31, 2024.

In September 2020, we issued $20.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of September 30, 2030, and bear interest at a fixed rate of 4.25% per year until September 30, 2025. From September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the current three-month SOFR plus 413 basis points, payable quarterly in arrears.

Stockholders’ Equity

Total stockholders’ equity increased $20.2 million, or 12.2%, to $185.5 million at December 31, 2024, from $165.4 million at December 31, 2023. The increase was primarily the result of the increase of $22.6 million in retained earnings during the current year, offset in part by a $3.6 million increase in accumulated other comprehensive loss due to a decrease in the fair market value of our securities available-for-sale during 2024.

Average Balance Sheet and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2024 and 2023. No tax equivalent yield adjustments have been made as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Deferred loan fees totaled $4.9 million for each of the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,760,057	$106,022	6.01%	$1,683,232	$96,236	5.72%
PPP loans	192	8	4.16%	1,133	28	2.47%
Investment securities available for sale	467,145	13,255	2.83%	503,410	14,055	2.79%
Cash and due from banks and other	153,634	7,221	4.69%	142,003	6,498	4.58%
Restricted stock	8,218	721	8.75%	11,561	953	8.24%
Total interest-earning assets	2,389,246	127,227	5.31%	2,341,339	117,770	5.03%
Noninterest-earning assets	95,597			96,259
Total assets	$2,484,843			$2,437,598
Interest-bearing liabilities:
Interest-bearing demand deposits	$366,103	$1,751	0.48%	$331,056	$1,284	0.39%
Money market deposits	670,231	15,199	2.26%	617,345	9,429	1.53%
Savings deposits	254,098	3,525	1.38%	245,663	2,413	0.98%
Certificates of deposit	168,202	7,399	4.39%	165,239	6,393	3.87%
Total interest-bearing deposits	1,458,634	27,874	1.91%	1,359,303	19,519	1.44%
FHLB Advances and other borrowings	126,149	6,666	5.27%	170,371	8,938	5.25%
Subordinated notes	19,553	921	4.70%	19,481	922	4.73%
Total interest-bearing liabilities	1,604,336	35,461	2.20%	1,549,155	29,379	1.90%
Noninterest-bearing demand deposits	675,983			717,689
Other noninterest-bearing liabilities	26,440			23,338
Total liabilities	2,306,759			2,290,182
Total stockholders’ equity	178,084			147,416
Total liabilities and stockholders’ equity	$2,484,843			$2,437,598
Net interest income		$91,766			$88,391
Net interest rate spread(1)			3.11%			3.13%
Net interest-earning assets(2)	$784,910			$792,184
Net interest margin(3)			3.83%			3.78%
Average interest-earning assets to interest-bearing liabilities			148.9%			151.1%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2024 vs. 2023
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$5,060	$4,726	$9,786
PPP loans	(39)	19	(20)
Investment securities available for sale	(991)	191	(800)
Cash and due from banks	565	158	723
Other	(289)	57	(232)
Total interest-earning assets	4,306	5,151	9,457
Interest-bearing liabilities:
Interest-bearing demand deposits	175	292	467
Money market deposits	1,287	4,483	5,770
Savings deposits	123	989	1,112
Certificates of deposit	165	841	1,006
Total interest-bearing deposits	1,750	6,605	8,355

Federal Home Loan Bank advances	(2,312)	40	(2,272)
Subordinated notes	8	(9)	(1)
Total interest-bearing liabilities	(554)	6,636	6,082
Change in net interest income	$4,860	$(1,485)	$3,375

Results of Operations for the Years Ended December 31, 2024 and 2023

Summary Income Statements. The following table sets forth the income summary for the years indicated:

	Year Ended December 31,
			Change
	2024	2023	Amount ($)	Percentage %
Interest income	$127,227	$117,770	$9,457	8.0%
Interest expense	35,461	29,379	6,082	20.7%
Net interest income	91,766	88,391	3,375	3.8%
Provision for credit losses - Investments	(1,900)	5,000	(6,900)	(138.0)%
Provision for credit losses	9,610	2,868	6,742	235.1%
Noninterest income	15,972	13,419	2,553	19.0%
Noninterest expense	65,210	56,793	8,417	14.8%
Provision for income taxes	6,935	7,671	(736)	(9.6)%
Net income	27,883	29,478	(1,595)	(5.4)%

General. Net income decreased $1.6 million, or 5.4%, to $27.9 million for the year ended December 31, 2024 from $29.5 million for the year ended December 31, 2023. The decrease was mainly driven by an $8.4 million increase in noninterest expense and partially offset by an increase in net interest income of $3.4 million and an increase of $2.6 million in noninterest income.

Interest Income. Interest income increased $9.5 million, or 8.0%, to $127.2 million for the year ended December 31, 2024 from $117.8 million for the year ended December 31, 2023. This increase was the result of an increase in our average interest-earning assets which increased by $47.9 million, or 2.1%, to $2.4 billion for the year ended December 31, 2024 compared to $2.3 billion for the year ended December 31, 2023. Supporting the increase in interest income was an increase in the average yield on interest earning assets of 28 basis points to 5.31% during the year ended December 31, 2024 from 5.03% for the year ended December 31, 2023.

Interest income on loans increased by $9.8 million, or 10.2%, to $106.0 million during the year ended December 31, 2024 from $96.2 million during the year ended December 31, 2023. The increase in interest income on loans was primarily due to the increase in the average balance of loans (excluding PPP loans), combined with the effect of an increase in the average yield on loans. The average balance of loans (excluding PPP loans) increased by $76.8 million, or 4.6%, to $1.8 billion for the year ended December 31, 2024 compared to $1.7 billion for the year ended December 31, 2023. The average yield on loans increased by 29 basis points from 5.72% for the year ended December 31, 2023 to 6.01% for the year ended December 31, 2024. The increase in the average balance of loans was primarily due to our continued investment in commercial real estate, construction, and commercial and industrial loans, whereas the increase in average yield on loans was driven by a disciplined pricing approach within the market for new loan originations.

Interest income on investment securities decreased by $800 thousand, or 5.7%, to $13.3 million during the year ended December 31, 2024 from $14.1 million during the year ended December 31, 2023. The decrease in interest income on securities was due to a decrease in the average balance of securities, partially offset by an increase in the average yield on securities. The average balance of securities decreased by $36.3 million, or 7.2%, to $467.1 million for the year ended December 31, 2024 compared to $503.4 million for the year ended December 31, 2023. The decrease in the average balance of securities was due to maturity and amortization of lower yielding securities during 2024 as compared to 2023. The average yield on securities increased by four basis points from 2.79% for the year ended December 31, 2023 to 2.83% for the year ended December 31, 2024. The increase in the average yield on securities resulted from higher-yielding securities purchased during a period of increasing market interest rates combined with the maturity of lower-yielding investment securities during 2024.

Interest income on cash and due from banks and other increased $723 thousand, or 11.1%, to $7.2 million for the year ended December 31, 2024 from $6.5 million for the year ended December 31, 2023. The increase in interest income from cash and due from banks and other was attributable to an increase in the average yield earned on cash and due from banks combined with increased average balances during the year. The average yield increased 11 basis points to 4.69% in 2024 from 4.58% in 2023 as a result of increased short-term market interest rates during the first half of 2024. Average balances for cash and due from banks increased to $153.6 million for the year ended December 31, 2024 from $142.0 million for the year ended December 31, 2023, representing an increase of $11.6 million, or 8.2%.

Interest Expense. Interest expense increased $6.1 million, or 20.7%, to $35.5 million for the year ended December 31, 2024 from $29.4 million for the year ended December 31, 2023. The increase in interest expense was a result of the higher interest rate environment associated with interest-bearing liabilities, primarily deposits, coupled with an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 30 basis points to 2.20% during the year ended December 31, 2024 from 1.90% for the year ended December 31, 2023. The average balance of interest-bearing liabilities increased by $55.2 million, or 3.6%, to $1.6 billion for the year ended December 31, 2024 compared to $1.5 billion for the year ended December 31, 2023.

Interest expense on interest-bearing deposits increased by $8.4 million, or 42.8%, to $27.9 million during the year ended December 31, 2024 from $19.5 million during the year ended December 31, 2023. The increase in interest expense on interest-bearing deposits was due to an increase in the average cost of deposits combined with an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased 47 basis points to 1.91% during the year ended December 31, 2024. The average balance of interest-bearing deposits increased by $99.3 million, or 7.3%, to $1.5 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to increases in the average balances of all deposit categories. The average cost of interest-bearing deposits increased due to the higher interest rate environment as we continued to experience rate pressure on all interest-bearing deposit categories, demand deposit accounts, savings, money market, and certificates of deposit accounts.

Interest expense on Federal Home Loan Bank borrowings decreased to $6.7 million for the year ended December 31, 2024 as compared to $8.9 million for the year ended December 31, 2023. The decrease in interest expense on borrowed funds was primarily due to reduced Federal Home Loan Bank advances as a result of increased deposit levels during the year which supported loan growth. The average balance of Federal Home Loan Bank advances decreased from $170.4 million for the year ended December 31, 2023 to an average balance of $126.1 million for the year ended December 31, 2024. In addition, the average rate of Federal Home Loan Bank advances remained relatively stable and only increased two basis points from 5.25% for the year ended December 31, 2023 to 5.27% for the year ended December 31, 2024. We also incurred $921 thousand in interest expense for the year ended December 31, 2024 as compared to $922 thousand for the year ended December 31, 2023 due to the issuance in September 2020 of $20.0 million in outstanding subordinated notes which carries an interest rate of 4.25%.

Net Interest Income. Net interest income increased $3.4 million, or 3.8%, to $91.8 million for the year ended December 31, 2024 from $88.4 million for the year ended December 31, 2023 due primarily to an increase in net interest margin. The net interest margin increased five basis points to 3.83% for the year ended December 31, 2024 from 3.78% for the year ended December 31, 2023 due to stability within the interest rate policy by the FRB which did not decrease rates until September 2024 coupled with a focus on managing interest costs associated with deposits and borrowings. Net interest-earning assets decreased by $7.3 million to $784.9 million for the year ended December 31, 2024 from $792.2 million for the year ended December 31, 2023. Net interest rate spread decreased by two basis points to 3.11% for the year ended December 31, 2024 from 3.13% for the year ended December 31, 2023, reflecting a 30 basis points increase in the average rate paid on interest-bearing liabilities, partially offset by a 28 basis points increase in the average yield on interest-earning assets.

Provision for Credit Losses. Our provision for credit losses was $7.7 million for the year ended December 31, 2024 compared to $7.9 million for the year ended December 31, 2023. The decrease in the provision for credit losses primarily reflected the impact of a net recovery during 2024 associated with the previously charged-off Signature Bank subordinated debt and offset by provisions related to one nonaccrual loan participation of a commercial real estate transaction. The provision for the year ended December 31, 2024 included the recognition of credit losses associated with the participation as well as the additional provision related to the growth of the Company’s loan portfolio. The allowance for credit losses was $26.1 million, or 1.44%, of loans outstanding at December 31, 2024 compared to $25.2 million, or 1.44%, of loans outstanding at December 31, 2023.

Noninterest Income. Noninterest income information is as follows:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$1,015	$809	$206	25.5%
Trust income	5,511	5,098	413	8.1%
Investment advisory income	6,738	5,241	1,497	28.6%
Investment securities gains (losses)	—	107	(107)	—%
Earnings on BOLI	815	984	(169)	(17.2)%
Other	1,893	1,180	713	60.4%
Total noninterest income	$15,972	$13,419	$2,553	19.0%

Noninterest income increased by $2.6 million, or 19.0%, to $16.0 million for the year ended December 31, 2024 from $13.4 million for the year ended December 31, 2023. The increase in noninterest income in the year ended December 31, 2024 was primarily due to increases in income from investment advisory income and trust income. Investment advisory income and trust income increased $1.5 million and $413 thousand, respectively, primarily the result of asset growth and the impact of equity markets and the interest rate environment. Service charges on deposit accounts increased $206 thousand directly related to customer activity. We had no investment securities gains in 2024 and $107 thousand in gains associated with investment securities for 2023.

Noninterest Expense. Noninterest expense information is as follows:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries	$27,475	$24,747	$2,728	11.0%
Employee benefits	8,938	7,439	1,499	20.2%
Occupancy expense	4,790	4,761	29	0.6%
Professional fees	5,931	4,753	1,178	24.8%
Directors’ fees and expenses	1,053	1,451	(398)	(27.4)%
Computer software expense	5,952	5,050	902	17.9%
FDIC assessment	1,308	1,403	(95)	(6.8)%
Advertising expenses	1,575	1,657	(82)	(4.9)%
Advisor expenses related to trust income	113	120	(7)	(5.8)%
Telephone expenses	746	712	34	4.8%
Intangible amortization	286	285	1	0.4
Other	7,043	4,415	2,628	59.5%
Total noninterest expense	$65,210	$56,793	$8,417	14.8%

Noninterest expense increased $8.4 million, or 14.8%, to $65.2 million during the year ended December 31, 2024 from $56.8 million during the year ended December 31, 2023. The increase in noninterest expense for the year ended December 31, 2024 as compared to the prior year was mainly due to a $2.7 million increase in salaries, a $1.5 million increase in employee benefits, a $1.2 million increase in professional fees, a $902 thousand increase in computer software expense and a $2.6 million increase in other expenses.

For the year ended December 31, 2024 compared to the year ended December 31, 2023:

•Salaries increased primarily as a result of employee hiring costs necessary to support the growth of the Company, along with increased salaries in the normal course of business and increased competition.

•Employee benefits increased mainly due to continued escalations of insurance costs.

•Professional fees increased mainly due to continued costs associated with legal, audit and accounting expenses due to enhanced requirements associated with the Company’s public reporting status as well as certain costs associated with certain Company initiatives.

•Other expenses increased mainly from the recognition of increased costs associated with a nonperforming loan participation and certain costs related to a fraudulent incident within one of our branches.

Income Tax Expense. We recorded an income tax expense of $6.9 million for the year ended December 31, 2024, reflecting an effective tax rate of 19.9%. For the year ended December 31, 2023, we recorded an income tax expense of $7.7 million, reflecting an effective tax rate of 20.6%. The decreased tax expense was reflective of the reduction in pre-tax income during 2024.

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

The following tables present the statements of income and total assets for our reportable business segments at or for the years indicated:

	At or for the Year Ended December 31,
	2024			2023
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$91,766	$—	$91,766	$88,391	$—	$88,391
Noninterest income	3,723	12,249	15,972	3,080	10,339	13,419
Provision for credit loss - investments	1,900	—	1,900	(5,000)	—	(5,000)
Provision for credit loss	(9,610)	—	(9,610)	(2,868)	—	(2,868)
Noninterest expenses	(56,071)	(9,139)	(65,210)	(49,015)	(7,778)	(56,793)
Income tax expense	(6,282)	(653)	(6,935)	(7,133)	(538)	(7,671)
Net income	$25,426	$2,457	$27,883	$27,455	$2,023	$29,478
Assets under management and/or administration (AUM) (market value)	$—	$1,782,866	$1,782,866	$—	$1,579,900	$1,579,900
Total assets	$2,499,898	$10,029	$2,509,927	$2,476,610	$8,858	$2,485,468

Comparison at or for the years ended December 31, 2024 and 2023. The market value of assets under management and/or administration at December 31, 2024 and 2023 was approximately $1.8 billion at December 31, 2024, and $1.6 billion at December 31, 2023. This includes assets held at both Orange Bank & Trust Company and HVIA at December 31, 2024 and 2023, respectively. This increase was due to continued acquisition of new assets under management combined with an increase in the market value of assets under management.

Our income related to our wealth management business segment, which we record as noninterest income, increased $1.9 million, or 18.5%, to $12.2 million for the year ended December 31, 2024 compared to $10.3 million for the year ended December 31, 2023. The increase was mainly due to the impact of equity markets and the interest rate environment during the year.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $1.4 million, or 17.5%, to $9.1 million for the year ended December 31, 2024 compared to $7.8 million for the year ended December 31, 2023. The increase was due to the continued growth in our operations and compensation as well as an investment in technology and staffing to support the future growth of the wealth management segment.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024 and December 31, 2023, cash and due from banks totaled $150.3 million and $147.4 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $443.8 million at December 31, 2024 and $490.0 million at December 31, 2023.

Certificates of deposit due within one year of December 31, 2024 totaled $216.8 million, or 98.1% of total certificates of deposit. At December 31, 2024, total certificates of deposit were $221.0 million or 10.3% of total deposits.

We continue to participate in the IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2024, we had a total of $99.4 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2024, we had $123.5 million in advances and the ability to borrow up to an additional $398.7 million. At December 31, 2024, we had a $93.2 million collateralized line of credit from the Federal Reserve Bank of New York with no outstanding balance. Additionally, we had a total of $20.0 million of discretionary lines of credit at December 31, 2024. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $2.5 million at December 31, 2024. There were no outstanding borrowings with ACBB at December 31, 2024.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $34.6 million and $44.5 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively.

Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $29.4 million and $144.9 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively. Net cash used by financing activities, consisting of activity in deposit accounts and borrowings, was $2.2 million for the year ended December 31, 2024 and net cash provided by financing activities for the year ended December 31, 2023, was $161.7 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and growth in 2024, current pricing strategy and regulatory restrictions, we anticipate that a substantial portion of maturing time deposits will be retained, and that we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and New York State Department of Financial Services. At December 31, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K for actual and required capital amounts and ratios at December 31, 2024 and December 31, 2023.

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

At December 31, 2024, we had $390.6 million in loan commitments outstanding. We also had $15.5 million in standby letters of credit at December 31, 2024. At December 31, 2023, we had $409.5 million in loan commitments outstanding. We also had $17.3 million in standby letters of credit at December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of

Orange County Bancorp, Inc.

Middletown, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Orange County Bancorp, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 17, 2025

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2024 and 2023

(Dollar Amounts in thousands except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$150,334	$147,383
Investment securities – available-for-sale (amortized cost $519,567, net of allowance for credit losses of $0 at December 31, 2024 and $560,994, net of allowance for credit losses of $0 at December 31, 2023)	443,775	489,948
Restricted investment in bank stocks	9,716	14,525
Loans	1,815,751	1,747,062
Allowance for credit losses	(26,077)	(25,182)
Loans, net	1,789,674	1,721,880
Premises and equipment, net	15,808	16,160
Accrued interest receivable	6,680	5,934
Bank owned life insurance	42,257	41,447
Goodwill	5,359	5,359
Intangible assets	821	1,107
Other assets	45,503	41,725
TOTAL ASSETS	$2,509,927	$2,485,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$651,135	$699,203
Interest bearing	1,502,224	1,339,546
Total deposits	2,153,359	2,038,749
FHLB advances, short term	113,500	224,500
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	19,591	19,520
Accrued expenses and other liabilities	27,946	27,323
TOTAL LIABILITIES	2,324,396	2,320,092
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 11,366,608 issued; 11,350,158 and 11,302,622 outstanding, at December 31, 2024 and December 31, 2023, respectively	2,842	2,842
Surplus	120,896	120,392
Retained Earnings	129,919	107,361
Accumulated other comprehensive income (loss), net of taxes	(67,751)	(64,108)
Treasury stock, at cost; 16,450 and 63,986 shares at December 31, 2024 and December 31, 2023, respectively	(375)	(1,111)
TOTAL STOCKHOLDERS’ EQUITY	185,531	165,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,509,927	$2,485,468

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2024 and 2023

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$106,030	$96,264
Interest on investment securities:
Taxable	11,672	12,723
Tax exempt	2,304	2,285
Interest on Federal funds sold and other	7,221	6,498
TOTAL INTEREST INCOME	127,227	117,770
INTEREST EXPENSE
Savings and NOW accounts	20,475	13,126
Time deposits	7,399	6,393
FHLB advances	6,666	8,938
Subordinated notes	921	922
TOTAL INTEREST EXPENSE	35,461	29,379
NET INTEREST INCOME	91,766	88,391
Provision (recovery) for credit losses - investments	(1,900)	5,000
Provision for credit losses - loans	9,610	2,868
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	84,056	80,523
NONINTEREST INCOME
Service charges on deposit accounts	1,015	809
Trust income	5,511	5,098
Investment advisory income	6,738	5,241
Investment securities gains, net	—	107
Earnings on bank owned life insurance	815	984
Other	1,893	1,180
TOTAL NONINTEREST INCOME	15,972	13,419
NONINTEREST EXPENSE
Salaries	27,475	24,747
Employee benefits	8,938	7,439
Occupancy expense	4,790	4,761
Professional fees	5,931	4,753
Directors’ fees and expenses	1,053	1,451
Computer software expense	5,952	5,050
FDIC assessment	1,308	1,403
Advertising expenses	1,575	1,657
Advisor expenses related to trust income	113	120
Telephone expenses	746	712
Intangible amortization	286	285
Other	7,043	4,415
TOTAL NONINTEREST EXPENSE	65,210	56,793
Income before income taxes	34,818	37,149
Provision for income taxes	6,935	7,671
NET INCOME	$27,883	$29,478

Basic and diluted earnings per share	$2.47	$2.62
Weighted average shares outstanding	11,303,118	11,258,300

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2024 and 2023

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2024	2023
Net Income	$27,883	$29,478
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(4,746)	554
Credit loss expense	—	5,000
Reclassification adjustment for (gains) included in net income	—	(107)
Tax effect	(997)	1,144
Net of tax	(3,749)	4,303
Defined benefit pension plans:
Net gain/(loss) arising during the period	294	(539)
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(145)	281
Tax effect	31	(55)
Net of tax	118	(203)
Deferred compensation liability:
Unrealized loss	(15)	(15)
Tax effect	(3)	(3)
Net of tax	(12)	(12)
Total other comprehensive income/(loss)	(3,643)	4,088
Total comprehensive income	$24,240	$33,566

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2023	$2,842	$120,107	$84,635	$(68,196)	$(1,250)	$138,138
Cumulative effect adjustment for adoption of ASU 2016-13			(1,561)			(1,561)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	2,842	120,107	83,074	(68,196)	(1,250)	136,577
Net income	—	—	29,478	—	—	29,478
Other comprehensive loss, net of taxes	—	—	—	4,088	—	4,088
Cash dividends declared ($0.46 per share)	—	—	(5,191)	—	—	(5,191)
Treasury stock purchased (18,410 shares)	—	—	—	—	(447)	(447)
Restricted stock expense	—	53	—	—	—	53
Stock-based compensation (35,790 shares)	—	232	—	—	586	818
Balance, December 31, 2023	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	27,883	—	—	27,883
Other comprehensive loss, net of taxes	—	—	—	(3,643)	—	(3,643)
Cash dividends declared ($0.47 per share)	—	—	(5,325)	—	—	(5,325)
Issue of restricted stock (0 shares)	—	—	—	—	—	—
Treasury stock purchased (20,374 shares)	—	—	—	—	(518)	(518)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (67,910 shares)	—	499	—	—	1,254	1,753
Balance, December 31, 2024	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands except per share data)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net income	$27,883	$29,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,710	7,868
Depreciation	1,661	1,681
Accretion on loans	(2,244)	(3,014)
Amortization of intangibles	286	285
Amortization of subordinated notes issuance costs	71	73
Deferred income tax provision (benefit)	69	103
Investment securities (gains) losses	—	(107)
Restricted stock expense	5	53
Stock-based compensation	1,753	818
Net amortization of investment premiums	1,086	1,234
Earnings on bank owned life insurance	(815)	(984)
Net change in:
Accrued interest receivable	(746)	386
Other assets	(2,727)	3,176
Other liabilities	611	3,450
Net cash from operating activities	34,603	44,500
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(5,416)	(6,842)
Proceeds from sales of investment securities available-for-sale	—	7,296
Proceeds from paydowns of investment securities available-for-sale	35,596	37,697
Proceeds from maturities and calls of investment securities available-for-sale	10,161	4,128
Purchase of restricted investment in bank stocks	(55,509)	(53,973)
Proceeds from redemptions of restricted investment in bank stocks	60,318	49,010
Net decrease (increase) in loans	(73,260)	(179,137)
Purchase of premises and equipment	(1,730)	(3,536)
Disposal of premises and equipment	46	435
Proceeds from sale of premises and equipment	375
Net cash from/(used) by investing activities	(29,419)	(144,922)
Cash flows from/(used) financing activities
Net increase in deposits	114,610	64,362
Net change in FHLB advances, short term	(111,000)	93,000
Proceeds from FHLB advances, long term	—	10,000
Cash dividends paid	(5,325)	(5,191)
Purchases of treasury stock	(518)	(447)
Net cash from/(used) financing activities	(2,233)	161,724
Net change in cash and cash equivalents	2,951	61,302
Beginning cash and cash equivalents	147,383	86,081
Ending cash and cash equivalents	$150,334	$147,383
Supplemental cash flow information:
Interest paid	36,919	27,533
Income taxes paid	10,109	7,822
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	513	1,050

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

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with seven locations in Orange County, New York, eight in Westchester County, New York, two in Rockland County, New York and one in Bronx County, New York. A second location in Bronx County has received regulatory approval and is expected to open during 2025. Its primary deposit products are checking, savings, and fixed term certificate of deposit accounts, and its primary lending products are commercial real estate, commercial & industrial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial & industrial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1.8 billion and $1.6 billion at December 31, 2024 and 2023, respectively.

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

Allowance for Credit Losses: On January 1, 2023, the Company adopted ASU 2016-13, Topic 326, which replaced the incurred loss methodology with Current Expected Credit Losses (“CECL”) for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

The allowance for credit losses ("ACL") on loans held for investment is the combination of the allowance for credit losses and the reserve for unfunded loan commitments. The allowance for credit losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Statements of Condition. The "Provision for credit losses - loans" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

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

In underwriting commercial and industrial loans, an analysis of the borrower’s capacity to repay the loan, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, the borrower’s character, as well as an evaluation of conditions affecting the borrower is performed. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Bank’s analysis.

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

Consumer loans may include greater credit risk than do residential real estate loans particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Earnings per Common Share: Basic earnings per common share is calculated by net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. As of December 31, 2024 there were no unvested shares. As of December 31, 2023 there were approximately 3,528 in participating securities for these periods. Earnings and dividends per share are restated for any stock splits and stock dividends through the date of issuance of the financial statements. The Company currently maintains a simple capital structure, which includes restricted stock with participation rights to dividends, thus there are no dilutive effects on earnings per share.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on the previous year net income or stockholders’ equity.

Recent Accounting Pronouncements: In December 2024 we adopted FASB Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosures of significant expenses by segment and interim disclosure of items that were previously required only on an annual basis. We adopted ASU 2023-07 with such disclosures included in Note 20 to the accompanying Consolidated Financial Statements.

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

Note 2 — Investment Securities

The amortized cost, fair value, and allowance for credit losses of investment securities at December 31, 2024 and 2023 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2024
U.S. government agencies and treasuries	$85,464	$35	$(9,345)	$—	$76,154
Mortgage-backed securities - residential	229,938	10	(33,248)	—	196,700
Mortgage-backed securities - commercial	77,525	—	(16,886)	—	60,639
Corporate Securities	23,508	—	(3,474)	—	20,034
Obligations of states and political subdivisions	103,132	76	(12,960)	—	90,248
Total debt securities	$519,567	$121	$(75,913)	$—	$443,775

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2023
U.S. government agencies and treasuries	$96,736	$21	$(9,690)	$—	$87,067
Mortgage-backed securities - residential	257,804	45	(30,931)	—	226,918
Mortgage-backed securities - commercial	79,589	—	(16,286)	—	63,303
Corporate Securities	23,529	—	(4,253)	—	19,276
Obligations of states and political subdivisions	103,336	91	(10,043)	—	93,384
Total debt securities	$560,994	$157	$(71,203)	$—	$489,948

Proceeds from sales of securities and associated gains and losses during 2024 and 2023.

	2024	2023
Proceeds	$—	$7,296
Gross gains	—	130
Gross losses	—	23

The amortized cost and fair value of debt securities as of December 31, 2024 are shown by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$13,042	$13,078
Due after one through five years	25,103	23,400
Due after five through ten years	57,117	49,460
Due after ten years	116,842	100,498
	212,104	186,436
Mortgage-backed securities	307,463	257,339
Total debt securities	$519,567	$443,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Securities pledged at year-end 2024 and 2023 had a carrying amount of $299,507 and $317,855 and were pledged to secure public deposits.

Mortgage-backed securities are issued by FNMA, FHLMC, or GNMA. Obligations of states and political subdivisions consist of general obligations of municipalities in the state of New York.

At year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses for which an allowance for credit loss has not been recorded at December 31, 2024 and 2023, aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2024
U.S. government agencies and treasuries	$1,099	$(5)	$70,767	$(9,340)	$71,866	$(9,345)
Mortgage-backed securities - residential	7,427	(198)	185,647	(33,050)	193,074	(33,248)
Mortgage-backed securities - commercial	1,207	(18)	59,432	(16,868)	60,639	(16,886)
Corporate Securities	—	—	20,034	(3,474)	20,034	(3,474)
Obligations of states and political subdivisions	7,728	(89)	76,608	(12,871)	84,336	(12,960)
Total debt securities	$17,461	$(310)	$412,488	$(75,603)	$429,949	$(75,913)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2023
U.S. government agencies	$438	$(1)	$83,003	$(9,689)	$83,441	$(9,690)
Mortgage-backed securities - residential	9,169	(171)	215,301	(30,760)	224,470	(30,931)
Mortgage-backed securities - commercial	1,223	(10)	62,080	(16,276)	63,303	(16,286)
Corporate Securities	—	—	19,276	(4,253)	19,276	(4,253)
Obligations of states and political subdivisions	513	(2)	83,470	(10,041)	83,983	(10,043)
Total debt securities	$11,343	$(184)	$463,130	$(71,019)	$474,473	$(71,203)

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost as well as a potential market for sale. During the year ending December 31, 2024, the Company sold the Signature Bank subordinated debt and recovered $1.9 million. The Company had written off the amount of the corporate bond totaling $5.0 million during the quarter ended June 30, 2023. The amount of the write-down was initially recorded through an allowance for credit losses. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2024 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors.

Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.2 million and $2.3 million at December 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The following is a discussion of the credit quality characteristics and assessment of potential credit losses of major portfolio segments carrying material unrealized losses as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

As of December 31, 2024, the Company’s security portfolio consisted of 270 securities, 244 of which were in an unrealized loss position. As of December 31, 2023, the Company’s security portfolio consisted of 276 securities, 243 of which were in an unrealized loss position. Unrealized losses are related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

Obligations of U.S. Governmental agencies and sponsored enterprises:

The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2024. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to have credit impairment. Furthermore, the Company considers these obligations to carry zero credit loss estimates, no allowance for credit losses was recorded as of December 31, 2024.

Commercial and Residential Mortgage-Backed Securities:

The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential and commercial mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2024. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, the Company does not consider these securities to have credit impairment at December 31, 2024. All securities are performing and the Company considers these securities to carry a very low risk of loss, no allowance for credit losses was recorded as of December 31, 2024.

Corporate Securities:

The Company’s corporate securities portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviews the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. During 2023, the Company wrote off an investment in corporate subordinated debt held in this category. In 2024, the Company recorded a recovery on the same corporate subordinated debt. At December 31, 2024, the Company considers the potential credit risk of the issuers to be immaterial, and no allowance for credit losses was recorded at year end.

Obligations of states and political subdivisions:

At year-end 2024, securities in the Company’s portfolio of AFS Obligations of states and political subdivisions were in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2024. The Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to have credit impairment at December 31, 2024. All securities are performing and no allowance for credit loss was recorded as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the activity in the allowance for credit losses associated with investment securities for the twelve months ended December 31, 2024 and 2023:

	2024	2023
Allowance for credit losses -investments:
	Corporate Securities	Corporate Securities
Beginning balance	$—	$—
Provision for credit losses	(1,900)	5,000
Charge-offs	—	5,000
Recoveries	1,900	—
Ending balance	$—	$—

Note 3 — Loans

Loans at year-end were as follows:

	2024	2023
Commercial and industrial	$242,390	$273,562
Commercial real estate	1,362,054	1,259,356
Commercial real estate construction	80,993	85,725
Residential real estate	74,973	78,321
Home equity	17,365	13,546
Consumer	37,976	36,552
Total Loans	1,815,751	1,747,062
Allowance for credit losses	(26,077)	(25,182)
Net Loans	$1,789,674	$1,721,880

Included in commercial and industrial loans as of December 31, 2024 and 2023 were PPP loans of $170 thousand and $215 thousand, respectively.

Allowance for Credit Losses

The Company engages a third-party vendor to assist in the CECL calculation and internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. The Company uses Probability of Default (“PD”) and Loss Given Default (“LGD”) with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively evaluated loans. The Company uses a reasonable and supportable period of one year, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

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

The following table presents the activity in the allowance for credit losses by portfolio segment for each of the years ending December 31, 2024 and 2023 (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.):

	Year Ended December 31, 2024
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	(361)	10,039	(17)	(25)	38	(88)	9,586
Charge-offs	(10)	(8,685)	—	(94)	(33)	(1)	(8,823)
Recoveries	53	—	—	—	—	79	132
Ending balance	$4,501	$19,227	$755	$962	$56	$576	$26,077

* Additional provision related to off balance sheet exposure was a credit of $24 thousand for the year

	Year Ended December 31, 2023
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$5,510	$14,364	$1,252	$345	$63	$298	$21,832
Impact of adopting ASC 326	72	1,792	(8)	(227)	(17)	(129)	1,483
Provision for credit losses*	731	1,544	(472)	963	5	243	3,014
Charge-offs	(1,569)	—	—	—	—	(37)	(1,606)
Recoveries	75	173	—	—	—	211	459
Ending balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182

* Additional provision related to off balance sheet exposure was $146 thousand for the year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of December 31, 2024 and 2023:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$388	$749	$—	$—	$—	$—	$1,137
collectively evaluated for impairment	4,113	18,478	755	962	56	576	24,940
Total ending allowance balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Loans:
Ending balance:
individually evaluated for impairment	$2,405	$35,050	$—	$60	$—	$83	$37,598
collectively evaluated for impairment	239,985	1,327,004	80,993	74,913	17,365	37,893	1,778,153
Total ending loans balance	$242,390	$1,362,054	$80,993	$74,973	$17,365	$37,976	$1,815,751

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2023
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$157	$308	$—	$94	$—	$—	$559
collectively evaluated for impairment	4,662	17,565	772	987	51	586	24,623
Total ending allowance balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Loans:
Ending balance:
individually evaluated for impairment	$556	$21,210	$—	$1,239	$—	$94	$23,099
collectively evaluated for impairment	273,006	1,238,146	85,725	77,082	13,546	36,458	1,723,963
Total ending loans balance	$273,562	$1,259,356	$85,725	$78,321	$13,546	$36,552	$1,747,062

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $170 thousand and $215 thousand million as of December 31, 2024 and 2023. PPP loans are guaranteed by the SBA and accordingly have received no allocation of the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Individually Analyzed Loans

In January, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology.

As of December 31, 2024, the amortized cost basis of individually analyzed loans was $37.6 million, of which $29.8 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of December 31, 2024 and 2023 (in thousands):

	At December 31, 2024		At December 31, 2023

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	29,714	563	15,594	100
Commercial real estate construction	—	—	—	—
Residential real estate (2)	60	—	1,239	94
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$29,774	$563	$16,833	$194

(1)	Commercial real estate – secured by various types of commercial real estate
(2)	Residential real estate – secured by residential real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2024 and December 31, 2023.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing

	2024	2023	2024	2023	2024	2023
Commercial and industrial	$—	$285	$293	$556	$—	$—
Commercial real estate	6,000	2,391	6,000	2,692	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	6	591	6	1,179	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$6,006	3,267	$6,299	$4,427	$—	$—

The following table presents the aging of the amortized cost in past-due loans as of December 31, 2024 and 2023 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2024
Commercial and industrial	$—	$128	$150	$278	$242,112
Commercial real estate	141	398	6,000	6,539	1,355,515
Commercial real estate construction	—	—	—	—	80,993
Residential real estate	294	—	—	294	74,679
Home equity	—	—	—	—	17,365
Consumer	—	—	—	—	37,976
Total	$435	$526	$6,150	$7,111	$1,808,640

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2023
Commercial and industrial	$229	$—	$327	$556	$273,006
Commercial real estate	20	—	300	320	1,259,035
Commercial real estate construction	—	—	—	—	85,725
Residential real estate	—	—	1,167	1,167	77,155
Home equity	—	—	—	—	13,546
Consumer	—	—	—	—	36,552
Total	$249	$—	$1,794	$2,043	$1,745,019

As of December 31, 2024, loans in the process of foreclosure were $6,533 of which none were secured by residential real estate. As of December 31, 2023, loans in the process of foreclosure were $1,840 of which $1,504 were secured by residential real estate.

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

There were no loans to borrowers experiencing financial difficulty which were modified during the twelve months ended December 31, 2024 and 2023, respectively. Default is determined at 90 or more days past due, upon charge-off, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

upon foreclosure. Modified loans in default are individually analyzed for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2024 and gross charge-offs for the twelve months ended December 31, 2024:

								Revolving
							Revolving	Loans to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$38,388	41,353	35,358	30,767	29,871	43,278	—	—	$219,015
Special Mention	—	4,069	3,333	4,170	—	129	—	—	11,701
Substandard	3,329	395	7,198	143	101	508	—	—	11,674
Total Commercial and industrial	$41,717	45,817	45,889	35,080	29,972	43,915	—	—	$242,390
Current period gross charge-offs	10	—	—	—	—	—	—	—	10

Commercial real estate
Pass	$157,045	188,536	332,246	227,489	146,041	266,873	2,456	—	$1,320,686
Special Mention	—	784	—	—	—	8,366	—	—	9,150
Substandard	—	—	622	16,192	6,709	8,695	—	—	32,218
Total Commercial real estate	$157,045	189,320	332,868	243,681	152,750	283,934	2,456	—	$1,362,054
Current period gross charge-offs	—	—	—	8,657	—	28	—	—	8,685

Commercial real estate construction
Pass	$21,710	27,672	21,411	10,200	—	—	—	—	$80,993
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$21,710	27,672	21,411	10,200	—	—	—	—	$80,993
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$7,574	20,682	11,278	8,296	8,572	18,565	—	—	$74,967
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6	—	—	6
Total Residential real estate	$7,574	20,682	11,278	8,296	8,572	18,571	—	—	$74,973
Current period gross charge-offs	—	—	—	—	—	94	—	—	94

Home equity
Pass	$408	46	—	—	—	47	15,674	1,190	$17,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Home Equity	$408	46	—	—	—	47	15,674	1,190	$17,365
Current period gross charge-offs	—	—	—	—	—	—	—	33	33

Consumer
Pass	$9,097	21,655	2	—	1,265	64	5,810	—	$37,893
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	83	—	—	83
Total Consumer	$9,097	21,655	2	—	1,265	147	5,810	—	$37,976
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Total Loans	$237,551	305,192	411,448	297,257	192,559	346,614	23,940	1,190	$1,815,751

Gross charge-offs	$10	—	—	8,657	—	123	—	33	$8,823

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, had the following activity for the years ended December 31, 2024 and 2023. The table below presents all activity related to regulation O loans as of December 31, 2024 and 2023 are as follows:

	2024	2023
Balance, beginning of year	$16,475	$16,891
Additions		—
Repayments	(2,973)	(416)
Balance, end of year	$13,502	$16,475

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

Appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company that the Company has engaged in accordance with internal vendor management policies and approval of the Company’s Board of Directors. Once received, the appraisal review function is conducted by the appraisal management company and consists of a review of the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

industry-wide statistics. Through this review, the appraisal management company evaluates the validity of the appraised value and the strength of the conclusions, which are subsequently reviewed by a member of the Credit Department. Discounts to the appraised value are then applied to recognize the carrying costs incurred until disposition, realtor fees, deterioration in the quality of the asset, and the age of the appraisal. The net effect of these adjustments was included in the charge-off to the allowance upon acquisition of the foreclosed property and/or upon partial charge-off of the collateral dependent loan. The most recent analysis of property appraisals including the appropriate discount rates are incorporated into the allowance methodology for the respective loan portfolio segments.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$76,154	$—	$76,154	$—
Mortgage-backed securities	257,339	—	257,339	—
Corporate securities	20,034	—	17,299	2,735
Obligations of states and political subdivisions	90,248	—	90,248	—
Total securities available-for-sale	$443,775	$—	$441,040	$2,735

The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators. During 2024, there were no transfers between Level 2 and Level 3. During 2023, there was a transfer from Level 2 to Level 3 related to subordinated debt of one entity with limited availability of market pricing.

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

There were no transfers between Level 1 and Level 2 during 2024 or 2023.

Assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023 are summarized below:

Fair Value Measurements Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loan - Commercial real estate	$2,800	$—	$—	$2,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2023	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial Real Estate, Residential Real Estate	$695	$—	$—	$695

The fair value amounts shown in the above table are collateral dependent loans net of reserves allocated to said loans. The total reserves allocated to these collateral dependent loans are $563 for December 31, 2024 and $194 for December 31, 2023.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at December 31, 2024 and 2023:

	Fair Value			Range
December 31, 2024	Value	Valuation Technique	Unobservable Input	(Average)
Collateral dependent loan - Commercial real estate	$2,800	Appraisal of collateral(1)	Appraisal and liquidation	20%
			adjustments(2)	(20)%

	Fair Value			Range
December 31, 2023	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate, Residential Real Estate	$695	Appraisal of collateral (1)	Appraisal and liquidation	20-64%
			adjustments (2)	(57%)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at December 31, 2024 and 2023:

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$150,334	$150,334	$150,334	$—	$—
Loans, net	1,789,674	1,707,825	—	—	1,707,825
Accrued interest receivable	6,680	6,680	—	2,201	4,479
Restricted investment in bank stocks	9,716	NA	—	—	—
Financial liabilities:
Deposits	2,153,359	2,152,731	1,932,345	220,386	—
FHLB advances, short term	113,500	113,286	—	113,286	—
FHLB advances, long term	10,000	9,861	—	9,861	—
Subordinated notes, net of issuance costs	19,591	24,538	—	24,538	—
Accrued interest payable	655	655	—	655	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$147,383	$147,383	$147,383	$—	$—
Loans, net	1,721,880	1,634,581	—	—	1,634,581
Accrued interest receivable	5,934	5,934	—	2,343	3,591
Restricted investment in bank stocks	14,525	NA	—	—	—
Financial liabilities:
Deposits	2,038,749	2,037,798	1,817,232	220,566	—
FHLB advances, short term	224,500	223,982	—	223,982	—
FHLB advances, long term	10,000	9,914	—	9,914	—
Subordinated notes, net of issuance costs	19,520	25,490	—	25,490	—
Accrued interest payable	2,113	2,113	—	2,113	—

Note 5 — Premises and Equipment

Year-end premises and equipment were as follows:

	2024	2023
Land	$4,640	$4,661
Buildings and improvements	11,905	13,194
Furniture and equipment	8,332	7,896
Leasehold improvements	8,902	8,119
	33,779	33,870
Accumulated depreciation and amortization	(17,971)	(17,710)
Premises and equipment, net	$15,808	$16,160

Depreciation included in occupancy expense on the Consolidated Statements of Income amounted to $1,661 in 2024 and $1,681 in 2023.

Note 6 — Goodwill and Intangible Assets

Goodwill: The changes in goodwill during the years are as follows:

	2024	2023
Beginning of year - Wealth Management	$5,359	$5,359
Acquired goodwill impairment	—	—
End of year - Wealth Management	$5,359	$5,359

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2024, the Company’s reporting unit had increased earnings and positive equity. The Company elected to perform a Step 0 qualitative analysis and concluded that there was no goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Acquired Intangible Assets: Acquired intangible assets were as follows at year-end:

	Gross
	Intangible	Accumulated
	Asset	Amortization
December 31, 2024
Customer lists and intangible assets	$4,284	(3,463)
	$4,284	(3,463)
December 31, 2023
Customer lists and intangible assets	$4,284	(3,177)
	$4,284	(3,177)

Aggregate amortization expense was $286 for 2024 and $285 for 2023. Estimated amortization expense for each of the next two years is $286 per year, then $249 in the third year.

Note 7 — Deposits

A summarized analysis of the Bank’s deposits at December 31, 2024 and 2023 follows:

	December 31, 2024	December 31, 2023
Non-interest bearing demand accounts	$651,135	$699,203
Interest-bearing demand accounts	331,115	304,892
Money market accounts	679,082	584,976
Savings accounts	271,014	228,161
Certificates of Deposit	221,013	221,517
Total deposits	$2,153,359	$2,038,749

Time deposits that meet or exceed the FDIC insurance limit of $250 at year-end 2024 and 2023 were $11,597, and $11,323, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2025	$216,751
2026	1,975
2027	2,287
$221,013

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $19,446 and $10,563 at December 31, 2024 and 2023, respectively.

Note 8 — FHLB Advances

At December 31, 2024 the FHLB advances represents borrowing under the overnight line of credit facility as follows:

	2024		2023
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) short term advances	$113,500	4.69%	$224,500	5.64%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

At December 31, 2024 the FHLB advances represents long term borrowing under the fixed rate term advance that matures in 2028 as follows:

	2024		2023
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) fixed rate term advances	$10,000	3.97%	$10,000	3.97%

Additionally, the Company has outstanding municipal letters of credit (“MULOC”) outstanding with FHLB for purposes of securing public funds held by the Company. MULOC outstanding were $101,000 and $108,000 as of December 31, 2024 and 2023, respectively.

At December 31, 2024 the Bank has no securities and $990,731 of loans pledged to FHLB under a blanket lien arrangement. At December 31, 2023 the Bank had no securities and $929,019 of loans pledged to FHLB under a blanket agreement.

Based on the collateral and the Company’s holding of FHLB stock, the Company was eligible to borrow up to an additional total of $512,193 at year-end 2024 and $495,604 at year-end 2023.

Note 9 — Borrowings

On September 24, 2020, the Company completed a private placement of $20 million in aggregate principal amount of fixed-to-floating rate subordinated notes (“Subordinated Notes”) to certain qualified institutional buyers and accredited institutional investors. In conjunction with the issuance, the Company incurred costs of $694, which are amortized over the life of the borrowings on a level yield basis and are included in interest on subordinated notes on the Consolidated Statements of Income. At December 31, 2024, there were $19.5 million of Subordinated Notes outstanding, which is net of the unamortized issuance costs. The Subordinated Notes have a maturity date of September 30, 2030 and bear interest, payable semi- annually, at the rate of 4.25% per annum, until September 30, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate plus 413 basis points, payable quarterly until maturity. The Company may, at its option, beginning on September 30, 2025, but not prior thereto except upon the occurrence of certain events specified in the Subordinated Notes agreements, redeem the Subordinated Notes, in whole or in part, subject to obtaining any required regulatory approvals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Information about changes in obligations and plan assets of the defined benefit pension plan follows:

	2024	2023
Change in projected benefit obligation:
Beginning of year	$21,628	$21,289
Service cost	—	—
Interest cost	1,076	1,114
Benefits paid	(1,528)	(1,470)
Actuarial loss	(1,101)	695
End of year	$20,075	$21,628

Change in fair value of assets:
Beginning of year	$33,108	$31,778
Contributions	—	1,000
Actual return on plan assets	877	1,982
Benefits paid and expenses	(1,735)	(1,652)
End of year	$32,250	$33,108

	2024	2023
Funded status at end of year (plan assets less benefit obligation)	$12,175	$11,479

Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2024	2023
Total net actuarial loss	$(10,415)	$(10,565)
Transition asset	—	—
	$(10,415)	$(10,565)

The accumulated benefit obligation was $20,075and $21,628 at year-end 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2024	2023
Service cost	$—	$—
Interest cost	1,076	1,114
Expected return on plan assets	(1,917)	(1,643)
Amortization of transition cost	—	—
Amortization of net loss	295	281
Net periodic benefit cost/(income)	$(546)	$(248)
Net gain/(loss)	$295	$539
Amortization of transition asset	—	—
Amortization of prior service cost	—	—
Amortization of net gain/(loss)	145	(281)
Total recognized in other comprehensive income	$(150)	258
Total recognized in net periodic benefit cost and other comprehensive income	$(696)	$10

The components of net periodic benefit cost other than the service cost component are included in employee benefits in the Consolidated Statements of Income.

Assumptions

Weighted-average assumptions used to determine the benefit obligations at year-end:

	2024	2023
Discount rate	5.68%	5.17%
Rate of compensation increase	—%	—%

Weighted-average assumptions used to determine net periodic pension cost:

	2024	2023
Discount rate	5.17%	5.44%
Expected long-term rate of return on plan assets	6.50%	6.00%
Rate of compensation increase	—%	—%

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

The Company’s pension plan asset allocation at year-end 2024 and 2023, target allocation and expected long-term rate of return by asset class are as follows:

	2024		2023
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash equivalents	—%	—%	—%	0.14%
Equity securities	30.00%	35.51%	30.00%	31.51%
Fixed income securities	15.00%	18.95%	15.00%	36.14%
Other financial instruments	55.00%	45.54%	55.00%	32.21%
Total		100.00%		100.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value of the plan assets at December 31, 2024, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2024 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Commingled pension trust funds-realty	32,250	—	32,250	—
Total plan assets	$32,250	$—	$32,250	$—

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

Contributions: The Company did not contribute to its pension plan during 2024.

Estimated Future Payments: The following benefit payments which reflect future service, are expected:

Pension
Benefits
2025	$1,694
2026	1,676
2027	1,658
2028	1,595
2029	1,572
Following 5 years	$7,568

Supplemental Executive Retirement Plans

The Bank maintains a Supplemental Executive Retirement Plan for two former Chief Executive Officers to restore pension benefits that are limited due to Internal Revenue Service regulations. The benefits accrued under this plan, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition, were $700 and $691 as of December 31, 2024 and 2023, respectively.

The Bank recorded expense of $57 and $57 for the years ended December 31, 2024 and 2023, respectively, in relation to this plan. Supplemental benefits for this plan expected to be paid in each year from 2025 to 2028 are $79 each year. The aggregate supplemental benefits expected to be paid in the five years from 2029 to 2033 are $396.

The Bank also maintains a performance based Supplemental Executive Retirement Plan for the Chief Executive Officer and two Executive Vice Presidents. Contributions to this plan are based on achieving certain growth and profitability targets. The Bank recorded expense of $80 and $48 for the years ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Deferred Directors’ Fee Plan

The Bank and the Company maintain unfunded Deferred Director’s Fee Plans within which each director may defer the receipt of meeting fees. The benefits accrued under these plans totaled $5,772 and $6,241 at December 31, 2024 and 2023, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and the Company recorded an expense of $375 and $343 in 2024 and 2023 in relation to these plans.

Deferred Compensation Plan

The Bank maintains an unfunded Deferred Compensation Plan for certain officers. The benefits accrued under this plan totaled $0 and $18 at December 31, 2024 and 2023, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $0 and $1 in 2024 and 2023, respectively.

Deferred Incentive Retirement Plan

The Bank maintains an unfunded Deferred Incentive Retirement Plan for certain executive officers. The benefits accrued under this plan totaled $360 and $480 at December 31, 2024 and 2023, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $17 and $18 in 2024 and 2023, respectively.

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

Discretionary contributions were $452 and $456 for 2024 and 2023, respectively.

Restricted Stock Grants

The Company has a time based restricted stock plan. For the years ended December 31, 2024 and 2023 the Company recognized stock-based compensation costs of $5 and $53, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

units granted for year ended December 31, 2023 and 2024. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. There was no unamortized expense at December 31, 2024.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2024, and changes during the year ended December 31, 2024. There were no restricted stock awards during 2024. Accordingly, the table below presents vesting during the year:

		Weighted
		Average Fair
	Shares	Value
Non-vested at beginning of period	3,528	$28.75
Granted	—	$
Vested	(3,528)	$28.75
Forfeited	—	$—
Non-vested at end of period	—	$—

On September 22, 2021 restricted stock units (RSUs) were granted in the amount, as adjusted for the stock split of 96,008 from the Company’s 2019 Equity Incentive Plan to directors of the Company and officers of Orange Bank & Trust Company (“Bank”) and Hudson Valley Investment Advisors (“HVIA”) in connection with the successful completion of the Company’s initial public stock offering and listing on the NASDAQ Capital Market. Non-employee directors received 33,000 restricted stock units while officers received 63,008 restricted stock units. The restricted stock units granted to officers will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant. The restricted stock units granted to nonemployee directors are 100% vested as of the date of grant and are settled in shares of Company common stock upon separation from service. In addition, the Company intends to make a discretionary contribution of up to $200 thousand to the Company’s KSOP Trust to purchase shares of Company common stock in the open market for the benefit of all eligible non-highly compensated employees who remain employed by the Company, Bank or HVIA as of December 31, 2021.

The following table summarizes the activity of RSUs during the year ended December 31, 2024:

Restricted Stock Units
Non-vested RSUs at beginning of period	145,026
Granted	92,184
Vested	(72,210)
Forfeited	(1,202)
Non-vested RSUs at end of period	163,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 11 — Income Taxes

Income tax expense was as follows:

	2024	2023
Current expense
Federal	$7,679	$7,324
State	232	244
Total	7,911	7,568
Deferred expense (benefit)
Federal	(768)	(12)
State	1,610	(195)
Total	842	(207)
Change in valuation allowance	(1,818)	310
Total provision for income taxes	$6,935	$7,671

Effective tax rates differ from the federal statutory rate of 21% for 2024 and 2023 applied to income before taxes due to the following:

	2024	2023
Tax expense at statutory rate	$7,528	$7,859
(Decrease) increase in taxes resulting from:
Net earnings on bank-owned life insurance	(170)	(207)
Tax-exempt municipal bond income, net of disallowed interest expense	(469)	(431)
State income tax, net of federal tax benefit	1,455	39
Valuation allowance	(1,818)	310
Other	409	101
Total provision for income tax	$6,935	$7,671

Year-end deferred tax assets and liabilities were due to the following:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$6,899	$6,835
Reserve for unfunded commitments	138	150
Deferred loan fees, net of costs	1,090	1,082
Deferred compensation	3,277	2,650
Available for sale securities	20,053	15,264
Non-accrual interest	212	256
State NOL	1,348	2,637
Lease liability	892	—
Pension/deferred compensation OCI	2,698	2,814
	36,607	31,688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	2024	2023
Deferred tax liabilities:
Intangible assets	(1,142)	(1,077)
Organization costs – holding company	(35)	(36)
Organization costs – HVIA	(31)	(30)
Pension	(3,182)	(2,977)
Accumulated depreciation	(632)	(730)
Accretion	(90)	(67)
Right of use	(892)
	(6,004)	(4,917)

Net deferred tax asset before valuation allowance	30,603	26,771
Valuation allowance	(6,938)	(7,930)
Net deferred tax asset	$23,665	$18,841

The Company has recorded a federal deferred tax asset that based upon an analysis of the evidence, it expects such federal deferred tax asset to be recoverable. The federal deferred tax asset is included in other assets on the balance sheet. However, due to the change in New York State tax legislation passed in March 2014, management has determined that a full valuation allowance, totaling $6,938, against the New York State portion of the deferred tax asset, which includes state net operating losses, at December 31, 2024 and 2023 is appropriate. At December 31, 2024, the Company has net operating loss carryforwards available for income tax purposes of approximately $20.2 million, with expiration dates through 2040.

The Company did not have any uncertain tax positions at December 31, 2024 and 2023. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of New York and New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2021.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2024 and 2023.

	Year Ended December 31, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification	(3,749)	3	(12)	(3,758)
Credit loss expense	—	—	—	—
Less amounts reclassified from accumulated other comprehensive income	—	115	—	115
Net current period other comprehensive income/(loss)	(3,749)	118	(12)	(3,643)
Ending balance	$(59,876)	$(7,974)	$99	$(67,751)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Year Ended December 31, 2023
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(60,430)	$(7,889)	$123	$(68,196)
Other comprehensive income/(loss) before reclassification	325	19	(12)	332
Credit loss expense	4,065	—	—	4,065
Less amounts reclassified from accumulated other comprehensive income	(87)	(222)	—	(309)
Net current period other comprehensive income/(loss)	4,303	(203)	(12)	4,088
Ending balance	$(56,127)	$(8,092)	$111	$(64,108)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2024 and 2023.

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive		Affected Line Item in the Statement
Comprehensive Income Components	Income		where Net Income is Presented
	2024	2023
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$—	$107	Investment security gains, net
Total before tax	—	107
Tax effect	—	20	Provision for income taxes
Net of tax	$—	$87
Amortization of defined benefit pension items
Transition asset	—	—	Employee benefits
Actuarial gains	$(145)	$281	Employee benefits
Total before tax	(145)	281
Tax effect	(30)	59	Provision for income taxes
Net of tax	$(115)	$222
Total reclassifications for the period, net of tax	$(115)	$309

Note 13 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies.

Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios or it will be subject to limitations on capital distributions and certain discretionary bonus payments to management. The net unrealized gain or loss on available for sale securities is excluded in computing regulatory capital. Management believes as of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed that category.

Actual and required capital amounts and ratios are presented below at year-end.

c
							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk weighted assets	$286,595	15.37%	$149,147	8.00%	$184,103	9.875%	$186,434	10.00%
Tier 1 (Core) capital to risk weighted assets	263,260	14.12%	111,860	6.00%	146,816	7.875%	149,147	8.00%
Common Tier 1 (CET1) to risk weighted assets	263,260	14.12%	83,895	4.50%	118,851	6.375%	121,182	6.50%
Tier 1 (Core) Capital to average assets	263,260	10.23%	102,986	4.00%	N/A	N/A	128,733	5.00%
December 31, 2023
Total capital to risk weighted assets	$262,598	14.16%	$148,398	8.00%	$183,178	9.875%	$185,497	10.00%
Tier 1 (Core) capital to risk weighted assets	239,398	12.91%	111,298	6.00%	146,079	7.875%	148,398	8.00%
Common Tier 1 (CET1) to risk weighted assets	239,398	12.91%	83,474	4.50%	118,254	6.375%	120,573	6.50%
Tier 1 (Core) Capital to average assets	239,398	9.42%	101,640	4.00%	N/A	N/A	127,049	5.00%

Note 14 — Leases

The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations, business development offices, and information technology equipment. The Company’s leases have remaining terms from one to ten years, some of which include renewal or termination options to extend the lease up to five years and some include options to terminate the lease upon notification. The Company has no leases that are subject to sub-lease agreements. The Company’s leases do not include residual value guarantees or covenants.

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

Right-of-use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Condition. The right-of-use assets as of December 31, 2024 and 2023 were $3,695 and $3,218, respectively. Lease liabilities as of December 31, 2024 and 2023 were $3,695 and $3,218, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows:

Years Ending December 31,
2025	$827
2026	782
2027	618
2028	386
2029	389
Thereafter	1,292
Total undiscounted lease payments	$4,294
Discount	$599
Total discounted lease payments	$3,695
Operating lease weighted average remaining lease term (years)	6.86	years
Operating lease weighted average discount rate	4.63%

Rent expense for all operating leases was $1,022 in 2024 and $992 in 2023.

Note 15 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s gross sources of noninterest income for the twelve months ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$561	$407
Other	454	402
Trust income	5,511	5,098
Investment advisory income	6,738	5,241
Investment securities gains (losses)(a)	—	107
Earnings on bank owned life insurance(a)	815	984
Other(b)	1,893	1,180
Total Noninterest Income	$15,972	$13,419
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $1,109 and $982 for 2024 and 2023, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $784 and $198 for 2024 and 2023, respectively, which are outside the scope of ASC 606.

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

The Bank has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Bank’s Commitments at December 31, 2024 and 2023 were as follows:

	2024	2023
Commitments to extend credit	$390,637	$409,536
Standby letters of credit	15,493	17,297

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

Note 18 — Subsequent Events

On February 20, 2025 the Company’s board of director’s declared a quarterly cash dividend of $0.13 per share on the Company’s common stock. The dividend will be paid on March 17, 2025 to shareholders of record as of March 4, 2025.

On January 10, 2025, the Company effectuated a two-for-one stock split for all stockholders of record on January 8, 2025. All share data has been adjusted for the stock split.

Note 19 — Parent Company Information

Financial Information for the Company only is presented in the following tables:

Condensed Statements of Condition

	December 31,
	2024	2023
Assets
Cash and due from banks	$4,011	$4,194
Investment in subsidiaries	202,255	180,502
Goodwill and intangible assets	993	1,279
Other assets	239	198
Total assets	$207,498	$186,173

	December 31,
	2024	2023
Liabilities and stockholders’ equity
Subordinated notes, net of issuance costs	$19,591	$19,520
Other liabilities	2,376	1,277
Total liabilities	21,967	20,797
Total stockholders’ equity	185,531	165,376
Total liabilities and stockholders’ equity	$207,498	$186,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
	2024	2023
Operating Income
Dividend income from operating subsidiaries	$5,846	$5,715
Servicing Fee	612	389
Total operating income	6,458	6,104
Operating Expenses
Interest on borrowings	921	922
Salaries and employee benefits	598	392
Professional fees	1,507	585
Directors’ fees and expenses	(66)	225
Intangible amortization	286	285
Other expenses and income taxes	726	(23)
Total operating expenses	3,972	2,386
Equity in undistributed earnings of subsidiary	25,397	25,760
Net income	$27,883	$29,478
Comprehensive income	$24,240	$33,566

Condensed Statements of Cash Flows

	Years ended December 31,
	2024	2023
Cash flows from operating activities
Net income after equity in undistributed earnings of subsidiary	$27,883	$29,478
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary companies	(25,397)	(25,760)
Stock-based compensation	1,753	818
Amortization of intangibles	286	285
Restricted stock expense	5	53
Other, net	1,130	362
Net cash provided by (used in) operating activities	5,660	5,236
Cash flows from investing activities
Investment in operating subsidiary	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities
Repayment of note payable	—	—
Dividends paid, common stock	(5,325)	(5,191)
Purchases of treasury stock	(518)	(447)
Net cash (used in) provided by financing activities	(5,843)	(5,638)
Net increase in cash and cash equivalents	(183)	(402)
Cash and cash equivalents at beginning of year	4,194	4,596
Cash and cash equivalents at end of year	$4,011	$4,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 20 — Segment Information

The Company's reportable segments are determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker (“CODM”), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. Financial performance of the Company's business segments is evaluated by the CODM through evaluation of revenue sources, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in determining the allocation of resources. The CODM reviews revenue sources to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and AUM. Loans, investments, and deposits primarily provide the revenues in the banking operation and wealth management fee income provide the revenues for the Wealth Management Division. Interest expense, provision for credit losses, salaries and benefits expense, occupancy costs, and technology expense provide the significant expenses in the banking segment, while salaries and benefits, occupancy, and technology costs are the significant expenses in the Wealth Management Division. All operations are domestic.

Management uses certain methodologies to allocate income and expense to the business segments. Certain expenses are allocated to segments based on proportionate use of services and related expenses. These include support unit expenses such as technology fees, administrative costs, operational expenses, and other charges associated with support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

Banking

The Banking segment includes: commercial real estate, commercial real estate construction, commercial and industrial, multifamily, residential real estate, home equity, and consumer lending activities; cash management services; escrow management; deposit gathering; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Wealth Management

The Wealth Management Division, which includes our trust department and HVIA, consists of: investment management services provided for individual and institutional customers; personal trust services, including but not limited to, trustee, administrator, and custodian; as well as other planning and advisory services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2024 and 2023:

	For the twelve months ended December 31, 2024
	Banking	Wealth Management	Total Segments
Net interest income	$91,766	$—	$91,766
Noninterest income	3,723	12,249	15,972
Provision for credit loss - investments	1,900	—	1,900
Provision for credit loss	(9,610)	—	(9,610)
Noninterest expenses
Salaries	(22,229)	(5,246)	(27,475)
Employee benefits	(7,934)	(1,004)	(8,938)
Occupancy expense	(4,194)	(596)	(4,790)
Professional fees	(5,465)	(466)	(5,931)
Directors' fees and expenses	(1,006)	(47)	(1,053)
Computer software expense	(5,459)	(493)	(5,952)
FDIC assessment	(1,308)	—	(1,308)
Advertising expenses	(1,464)	(111)	(1,575)
Advisor expenses related to trust income	—	(113)	(113)
Telephone expenses	(695)	(51)	(746)
Intangible amortization	(286)	—	(286)
Other	(6,031)	(1,012)	(7,043)
Total noninterest expenses	(56,071)	(9,139)	(65,210)
Income tax expense	(6,282)	(653)	(6,935)
Net income	$25,426	$2,457	$27,883
Total assets	$2,499,898	$10,029	$2,509,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	For the twelve months ended December 31, 2023
	Banking	Wealth Management	Total Segments
Net interest income	$88,391	$—	$88,391
Noninterest income	3,080	10,339	13,419
Provision for credit loss- investments	(5,000)	—	(5,000)
Provision for credit loss	(2,868)	—	(2,868)
Noninterest expenses
Salaries	(20,389)	(4,358)	(24,747)
Employee benefits	(6,533)	(906)	(7,439)
Occupancy expense	(4,206)	(555)	(4,761)
Professional fees	(4,265)	(488)	(4,753)
Directors' fees and expenses	(1,394)	(58)	(1,451)
Computer software expense	(4,479)	(571)	(5,050)
FDIC assessment	(1,403)	—	(1,403)
Advertising expenses	(1,563)	(94)	(1,657)
Advisor expenses related to trust income	—	(120)	(120)
Telephone expenses	(661)	(51)	(712)
Intangible amortization	(285)	—	(285)
Other	(3,838)	(577)	(4,415)
Total noninterest expenses	(49,015)	(7,778)	(56,793)
Income tax expense	(7,133)	(538)	(7,671)
Net income	$27,455	$2,023	$29,478
Total assets	$2,476,610	8,858	$2,485,468

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Orange County Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2024 regarding the Company’s equity compensation plan that has been approved by stockholders. The Company has no equity-based benefit plans that were not approved by stockholders.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted average option	available for issuance under
	options and rights	exercise price	plan
2023 Equity Incentive Plan	-	-	425,768

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

(A) Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

(B) Consolidated Statements of Condition - at December 31, 2024 and 2023

(C) Consolidated Statements of Income - Years ended December 31, 2024 and 2023

(D) Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2024 and 2023

(E) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2024 and 2023

(F) Consolidated Statements of Cash Flows - Years ended December 31, 2024 and 2023

(G) Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits (* documents filed or furnished with this report)

3.1

Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

3.2

Amendment to the Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on January 10, 2025)

3.3

Bylaws of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on June 21, 2024)

4.1

Form of Common Stock Certificate of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.2

Form of 4.25% Fixed-to-Floating Rate Subordinated Note due 2030 of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)

10.1

Amended and Restated Employment Agreement by and between Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2023)+

10.2

Amended and Restated Employment Agreement by and between Orange Bank & Trust Company and Joseph A. Ruhl, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on December 29, 2023)+

10.3

Orange County Trust Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.4

Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.5

Amended and Restated Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on December 29, 2023)+

10.6

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Joseph A. Ruhl (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.7

Employment Agreement by and between Hudson Valley Investment Advisors, Inc. and Gustave J. Scacco, effective as of January 30, 2015(incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)+

10.8	Orange Bank & Trust Company Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Orange County

Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.9

Orange Bank & Trust Company Annual Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021) +

10.10

Orange County Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.11

Form of Subordinated Note Purchase Agreement, dated as of September 24, 2020, by and between Orange County Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

10.12

Orange County Bancorp, Inc. Stock-Based Deferral Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.13

Orange Bank & Trust Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2022)+

10.14

Orange County Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 14, 2023 (file no. 001-40711)) +

10.15

Orange Bank & Trust Company Change in Control Severance Plan for Senior Executives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 29, 2024)+

10.16

Amendment dated February 20, 2025, to the Amended and Restated Employment Agreement, dated effective as of January 1, 2024, by and among Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on February 26, 2025) +

10.17

Amendment dated February 20, 2025, to the Amended and Restated Participation Agreement for Michael J. Gilfeather under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on February 26, 2025) +

19*	Insider Trading

21*	Subsidiaries of Registrant

23.1*	Consent of Crowe LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 29, 2024)

101*

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2025.

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Michael J. Gilfeather
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Michael J. Gilfeather Michael J. Gilfeather	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025

/s/ Michael Lesler Michael Lesler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025

/s/ Jonathan F. Rouis Jonathan F. Rouis	Chairman of the Board	March 17, 2025

/s/ Gregory F. Holcombe Gregory F. Holcombe	Director	March 17, 2025

/s/ Olga Luz Tirado Olga Luz Tirado	Director	March 17, 2025

/s/ William D. Morrison William D. Morrison	Director	March 17, 2025

/s/ Marianna R. Kennedy Marianna R. Kennedy	Director	March 17, 2025

/s/ Richard B. Rowley Richard B. Rowley	Director	March 17, 2025

/s/ Gustave J. Scacco Gustave J. Scacco	Director	March 17, 2025

/s/ Jonathan Schiller Jonathan Schiller	Director	March 17, 2025

/s/Kevin J. Keane Kevin J. Keane	Director	March 17, 2025