Form 10-Q
period 2025-03-31
Orange County Bancorp, Inc. /DE/
filed 2025-05-12
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, there were 11,383,738 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$164,173	$150,334
Investment securities – available-for-sale (amortized cost $509,906, net of allowance for credit losses of $0 at March 31, 2025 and $519,567, net of allowance for credit losses of $0 at December 31, 2024)	443,797	443,775
Restricted investment in bank stocks	5,525	9,716
Loans	1,854,254	1,815,751
Allowance for credit losses	(26,373)	(26,077)
Loans, net	1,827,881	1,789,674
Premises and equipment, net	15,904	15,808
Accrued interest receivable	11,002	6,680
Bank owned life insurance	42,516	42,257
Goodwill	5,359	5,359
Intangible assets	750	821
Other assets	43,221	45,503
TOTAL ASSETS	$2,560,128	$2,509,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$654,061	$651,135
Interest bearing	1,627,637	1,502,224
Total deposits	2,281,698	2,153,359
FHLB advances, short term	20,500	113,500
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	19,609	19,591
Accrued expenses and other liabilities	26,997	27,946
TOTAL LIABILITIES	2,358,804	2,324,396
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 11,391,755 and 11,366,608 issued; 11,383,738 and 11,350,158 outstanding, at March 31, 2025 and December 31, 2024, respectively	2,848	2,842
Surplus	121,546	120,896
Retained Earnings	137,148	129,919
Accumulated other comprehensive income (loss), net of taxes	(60,019)	(67,751)
Treasury stock, at cost; 8,017 and 16,450 shares at March 31, 2025 and December 31, 2024, respectively	(199)	(375)
TOTAL STOCKHOLDERS’ EQUITY	201,324	185,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,560,128	$2,509,927

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$27,314	$25,614
Interest on investment securities:
Taxable	2,664	3,226
Tax exempt	576	568
Interest on Federal funds sold and other	1,353	1,665
TOTAL INTEREST INCOME	31,907	31,073
INTEREST EXPENSE
Savings and NOW accounts	4,894	4,577
Time deposits	2,224	2,414
FHLB advances	931	2,251
Subordinated notes	230	230
TOTAL INTEREST EXPENSE	8,279	9,472
NET INTEREST INCOME	23,628	21,601
Provision (recovery) for credit losses - investments	—	(1,900)
Provision for credit losses - loans	202	260
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	23,426	23,241
NONINTEREST INCOME
Service charges on deposit accounts	290	235
Trust income	1,674	1,312
Investment advisory income	1,766	1,575
Earnings on bank owned life insurance	259	242
Other	367	322
TOTAL NONINTEREST INCOME	4,356	3,686
NONINTEREST EXPENSE
Salaries	6,905	6,738
Employee benefits	2,450	2,122
Occupancy expense	1,277	1,161
Professional fees	1,347	1,436
Directors’ fees and expenses	306	322
Computer software expense	1,982	1,235
FDIC assessment	330	418
Advertising expenses	389	364
Advisor expenses related to trust income	22	33
Telephone expenses	207	187
Intangible amortization	71	72
Other	1,208	1,222
TOTAL NONINTEREST EXPENSE	16,494	15,310
Income before income taxes	11,288	11,617
Provision for income taxes	2,584	2,327
NET INCOME	$8,704	$9,290

Basic and diluted earnings per share	$0.77	$0.82
Weighted average shares outstanding	11,331,884	11,269,874

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2025	2024
Net Income	$8,704	$9,290
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	9,682	(6,604)
Reclassification adjustment for (gains) included in net income	—	—
Tax effect	2,034	(1,386)
Net of tax	7,648	(5,218)
Defined benefit pension plans:
Net gain/(loss) arising during the period	110	300
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	—	—
Tax effect	23	63
Net of tax	87	237
Deferred compensation liability:
Unrealized loss	(4)	(4)
Tax effect	(1)	(1)
Net of tax	(3)	(3)
Total other comprehensive income/(loss)	7,732	(4,984)
Total comprehensive income	$16,436	$4,306

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	9,290	—	—	9,290
Other comprehensive income, net of taxes	—	—	—	(4,984)	—	(4,984)
Cash dividends declared ($0.12 per share)	—	—	(1,300)	—	—	(1,300)
Treasury stock purchased (12,460 shares)	—		—	—	(287)	(287)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (24,754 shares)	—	128	—	—	440	568
Balance, March 31, 2024	$2,842	$120,525	$115,351	$(69,092)	$(958)	$168,668

Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	8,704	—	—	8,704
Other comprehensive income, net of taxes	—	—	—	7,732	—	7,732
Cash dividends declared ($0.13 per share)	—	—	(1,475)	—	—	(1,475)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (39,505 shares)	6	650	—	—	334	990
Balance, March 31, 2025	$2,848	$121,546	$137,148	$(60,019)	$(199)	$201,324

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$8,704	$9,290
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	202	(1,640)
Depreciation	397	393
Accretion on loans	(582)	(487)
Amortization of intangibles	71	72
Amortization of subordinated notes issuance costs	18	18
Restricted stock expense	—	5
Stock-based compensation	990	568
Net amortization of investment premiums	235	264
Earnings on bank owned life insurance	(259)	(242)
Net change in:
Accrued interest receivable	(4,322)	(4,201)
Other assets	335	(1,337)
Other liabilities	(952)	(450)
Net cash from operating activities	4,837	2,253
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(436)	(669)
Proceeds from paydowns of investment securities available-for-sale	8,793	7,421
Proceeds from maturities and calls of investment securities available-for-sale	1,069	250
Purchase of restricted investment in bank stocks	(12,263)	(7,499)
Proceeds from redemptions of restricted investment in bank stocks	16,454	16,313
Net decrease (increase) in loans	(37,827)	16,931
Purchase of premises and equipment	(494)	(252)
Net cash from/(used) by investing activities	(24,704)	32,495
Cash flows from/(used) financing activities
Net increase in deposits	128,339	110,682
Net change in FHLB advances, short term	(93,000)	(196,500)
Net change in FRB Borrowings	—	50,000
Cash dividends paid	(1,475)	(1,300)
Purchases of treasury stock	(158)	(287)
Net cash from/(used) financing activities	33,706	(37,405)
Net change in cash and cash equivalents	13,839	(2,657)
Beginning cash and cash equivalents	150,334	147,383
Ending cash and cash equivalents	$164,173	$144,726
Supplemental cash flow information:
Interest paid	8,508	10,078
Income taxes paid	—	99
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	—	513

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.7 billion and $1.8 billion at March 31, 2025 and December 31, 2024, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2025, the results of operations, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 and cash flow statements for the three months ended March 31, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Recent Accounting Pronouncements: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments, focusing on significant segment expenses, the identification of a segment's chief decision making officer, and the metrics used by the chief decision making officer in evaluating segment-level operating performance. The ASU is effective for fiscal years beginning after December 15, 2023. The Company began providing enhanced segment reporting disclosures in accordance with ASU 2023-07 for the fiscal year ending December 31, 2024, and for interim periods thereafter.

In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Specifically, the amendments in this ASU require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the applicable statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures.

ASU 2023-09 became effective for the Company on January 1, 2025 for annual reporting periods, on a prospective basis and is not anticipated to have a material effect on the Company’s consolidated financial statements.

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

During the quarter ended March 31, 2025, the Company updated and enhanced its Allowance for Credit Losses (“ACL”) estimation methodology related to the observed loss histories across its peer group and the evaluation of qualitative factors under the CECL framework. Specifically, the Company expanded its comparative peer group and the associated loss history for these institutions to include observations through December 31, 2024 and separately, adopted a scorecard-based approach to assess qualitative adjustments applied to the modeled credit loss estimates.

These updates were made to enhance forecasting accuracy based on current economic data and to improve consistency, transparency, and documentation in the evaluation of qualitative factors across the Company’s loan portfolios. The scorecard incorporates a structured assessment of various internal and external indicators, including changes in credit underwriting standards, economic and business conditions, probability of loss estimates, and portfolio composition among other criteria. These indicators are based on predefined criteria, with the results used to determine directional adjustments to the modeled loss rates.

Neither the model calibration employed to update loss drivers, nor the adoption of the scorecard represented a change in accounting principle; but rather a refinement in estimation technique within the existing CECL framework. The net impact of this methodological revision was not material to the Company’s consolidated financial statements for the period ended March 31, 2025.

The Company believes this enhancement better aligns the quantitative and qualitative framework with regulatory expectations and internal risk management practices, and supports more consistent application over time.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at March 31, 2025 and December 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale March 31, 2025
U.S. government agencies and treasuries	$84,207	$38	$(7,826)	$—	$76,419
Mortgage-backed securities - residential	223,563	17	(26,787)	—	196,793
Mortgage-backed securities - commercial	76,263	1	(15,805)	—	60,459
Corporate Securities	23,503	20	(2,850)	—	20,673
Obligations of states and political subdivisions	102,370	59	(12,976)	—	89,453
Total debt securities	$509,906	$135	$(66,244)	$—	$443,797

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2024
U.S. government agencies and treasuries	$85,464	$35	$(9,345)	$—	$76,154
Mortgage-backed securities - residential	229,938	10	(33,248)	—	196,700
Mortgage-backed securities - commercial	77,525	—	(16,886)	—	60,639
Corporate Securities	23,508	—	(3,474)	—	20,034
Obligations of states and political subdivisions	103,132	76	(12,960)	—	90,248
Total debt securities	$519,567	$121	$(75,913)	$—	$443,775

There were no proceeds from sales of securities and associated gains and losses for the three months ended March 31, 2025 and 2024.

The amortized cost and fair value of debt securities as of March 31, 2025 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$12,921	$12,945
Due after one through five years	24,476	23,081
Due after five through ten years	59,739	52,620
Due after ten years	112,944	97,899
	210,080	186,545
Mortgage-backed securities	299,826	257,252
Total debt securities	$509,906	$443,797

Securities pledged at March 31, 2025 and December 31, 2024 had a carrying amount of $320,647 and $299,507 and were pledged to secure public deposits.

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale March 31, 2025
U.S. government agencies and treasuries	$1,056	$(3)	$71,389	$(7,823)	$72,445	$(7,826)
Mortgage-backed securities - residential	8,407	(46)	186,025	(26,741)	194,432	(26,787)
Mortgage-backed securities - commercial	—	—	59,235	(15,805)	59,235	(15,805)
Corporate Securities	—	—	19,151	(2,850)	19,151	(2,850)
Obligations of states and political subdivisions	5,955	(95)	76,085	(12,881)	82,040	(12,976)
Total debt securities	$15,418	$(144)	$411,885	$(66,100)	$427,303	$(66,244)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2024
U.S. government agencies	$1,099	$(5)	$70,767	$(9,340)	$71,866	$(9,345)
Mortgage-backed securities - residential	7,427	(198)	185,647	(33,050)	193,074	(33,248)
Mortgage-backed securities - commercial	1,207	(18)	59,432	(16,868)	60,639	(16,886)
Corporate Securities	—	—	20,034	(3,474)	20,034	(3,474)
Obligations of states and political subdivisions	7,728	(89)	76,608	(12,871)	84,336	(12,960)
Total debt securities	$17,461	$(310)	$412,488	$(75,603)	$429,949	$(75,913)

As of March 31, 2025, the Company’s securities portfolio consisted of 268 securities, 240 of which were in an unrealized loss position. As of December 31, 2024, the Company’s securities portfolio consisted of 270 securities, 244 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three months ended March 31, 2025. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.4 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Allowance for credit losses -investments:
	Corporate Securities	Corporate Securities
Beginning balance	$—	$—
Provision for credit losses	—	(1,900)
Charge-offs	—	—
Recoveries	—	1,900
Ending balance	$—	$—

The recovery reflected in the table above represents the sale of the Signature Bank subordinated debt during the three months ended March 31, 2024. At March 31, 2025 management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required.

Note 3 — Loans

Loans at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Commercial and industrial	$247,284	$242,390
Commercial real estate	1,381,719	1,362,054
Commercial real estate construction	97,703	80,993
Residential real estate	73,090	74,973
Home equity	18,211	17,365
Consumer	36,247	37,976
Total Loans	$1,854,254	$1,815,751
Allowance for credit losses	(26,373)	(26,077)
Net Loans	$1,827,881	$1,789,674

Included in commercial and industrial loans as of March 31, 2025 and December 31, 2024 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $159 and $170, respectively.

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

The following tables present the activity in the allowance by portfolio segment for each of the three months ended March 31, 2025 and 2024: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended March 31, 2025
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	(702)	68	237	680	126	(146)	263
Charge-offs	(6)	—	—	—	—	—	(6)
Recoveries	16	—	—	—	—	23	39
Ending balance	$3,809	$19,295	$992	$1,642	$182	$453	$26,373

* The provision for credit losses on the income statement also includes approximately ($61) associated with off balance sheet ACL.

	Three Months Ended March 31, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	870	(380)	(50)	(10)	—	(68)	362
Charge-offs	(3)	—	—	(94)	—	—	(97)
Recoveries	7	—	—	—	—	19	26
Ending balance	$5,693	$17,493	$722	$977	$51	$537	$25,473

* The provision for credit losses on the income statement also includes approximately ($102) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of March 31, 2025 and December 31, 2024:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
March 31, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$705	$748	$—	$—	$—	$—	$1,453
collectively evaluated for impairment	3,104	18,547	992	1,642	182	453	24,920
Total ending allowance balance	$3,809	$19,295	$992	$1,642	$182	$453	$26,373
Loans:
Ending balance:
individually evaluated for impairment	$6,678	$37,886	$—	$57	$—	$—	$44,621
collectively evaluated for impairment	240,606	1,343,833	97,703	73,033	18,211	36,247	1,809,633
Total ending loans balance	$247,284	$1,381,719	$97,703	$73,090	$18,211	$36,247	$1,854,254

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$388	$749	$—	$—	$—	$—	$1,137
collectively evaluated for impairment	4,113	18,478	755	962	56	576	24,940
Total ending allowance balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Loans:
Ending balance:
individually evaluated for impairment	$2,405	$35,050	$—	$60	$—	$83	$37,598
collectively evaluated for impairment	239,985	1,327,004	80,993	74,913	17,365	37,893	1,778,153
Total ending loans balance	$242,390	$1,362,054	$80,993	$74,973	$17,365	$37,976	$1,815,751

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $159 and $170 as of March 31, 2025 and December 31, 2024, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

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

As of March 31, 2025, the amortized cost basis of individually analyzed loans was $44.6 million, of which $34.6 million were considered collateral dependent. As of December 31, 2024, the amortized cost basis of individually analyzed loans was $37.6 million, of which $29.8 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2025 and December 31, 2024:

	At March 31, 2025		At December 31, 2024

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	34,516	641	29,714	563
Commercial real estate construction	—	—	—	—
Residential real estate (2)	57	—	60	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$34,573	$641	$29,774	$563

(1) Commercial real estate – secured by various types of commercial real estate

(2) Residential real estate – secured by residential real estate

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2025 and December 31, 2024.

	Non-Accrual
	with No Allowance					Loans Past Due Over 90 Days
	for Credit Loss			Non-accrual		Still Accruing
	March 31, 2025		December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commercial and industrial	$		$—	$200	$293	$—	$—
Commercial real estate		6,000	6,000	6,000	6,000	—	—
Commercial real estate construction		—	—	—	—	—	—
Residential real estate		5	6	5	6	—	—
Home equity		—	—	—	—	—	—
Consumer		—	—	—	—	—	—
Total		$6,005	6,006	$6,205	$6,299	$—	$—

As of March 31, 2025, the Company held $6.2 million in non-accrual balances and a related ACL of approximately $60 thousand. Within the non-accrual balances, $6.0 million of these loans had no ACL associated to them. As of December 31, 2024, the Company had $6.3 million in non-accrual loans and related ACL of approximately $186 thousand. Within the non-accrual balances, $6.0 million of these loans had no ACL associated related to them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months ended March 31, 2025 and 2024.

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

The following table presents the aging of the amortized cost in past-due loans as of March 31, 2025 and December 31, 2024 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
March 31, 2025
Commercial and industrial	$720	$—	$—	$720	$246,564
Commercial real estate	4,732	—	6,000	10,732	1,370,987
Commercial real estate construction	975	—	—	975	96,728
Residential real estate	—	—	—	—	73,090
Home equity	488	—	—	488	17,723
Consumer	—	—	—	—	36,247
Total	$6,915	$—	$6,000	$12,915	$1,841,339

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2024
Commercial and industrial	$—	$128	$150	$278	$242,112
Commercial real estate	141	398	6,000	6,539	1,355,515
Commercial real estate construction	—	—	—	—	80,993
Residential real estate	294	—	—	294	74,679
Home equity	—	—	—	—	17,365
Consumer	—	—	—	—	37,976
Total	$435	$526	$6,150	$7,111	$1,808,640

As of March 31, 2025 and December 31, 2024, loans in the process of foreclosure were $7,636 and $6,533 respectively, of which there were no loans secured by residential real estate.

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

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at March 31, 2025 and December 31, 2024 and gross charge-offs for the three months ended March 31, 2025 and the year ended December 31, 2024:

								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$6,058	29,168	39,181	35,639	31,455	73,435	—	—	$214,936
Special Mention	2	—	5,808	—	3,792	109	—	—	9,711
Substandard	148	10,135	447	11,485	130	292	—	—	22,637
Total Commercial and industrial	$6,208	39,303	45,436	47,124	35,377	73,836	—	—	$247,284
Current period gross charge-offs	6	—	—	—	—	—	—	—	6

Commercial real estate
Pass	$33,376	160,989	182,147	325,135	225,628	394,436	4,409	—	$1,326,120
Special Mention	—	—	5,153	4,810	—	8,508	—	—	18,471
Substandard	—	—	—	617	16,142	20,369	—	—	37,128
Total Commercial real estate	$33,376	160,989	187,300	330,562	241,770	423,313	4,409	—	$1,381,719
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$15,046	25,800	27,839	18,818	10,200	—	—	—	$97,703
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$15,046	25,800	27,839	18,818	10,200	—	—	—	$97,703
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$293	9,040	18,579	10,913	8,173	26,088	—	—	$73,086
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	—	4
Total Residential real estate	$293	9,040	18,579	10,913	8,173	26,092	—	—	$73,090
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$—	399	46	—	—	45	16,531	1,190	$18,211
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Home Equity	$—	399	46	—	—	45	16,531	1,190	$18,211
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$1,671	8,465	19,142	2	—	1,092	5,875	—	$36,247
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	$1,671	8,465	19,142	2	—	1,092	5,875	—	$36,247
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$56,594	243,996	298,342	407,419	295,520	524,378	26,815	1,190	$1,854,254

Gross charge-offs	$6	—	—	—	—	—	—	—	$6

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $16,502 and $13,502 at March 31, 2025 and December 31, 2024, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$76,419	$—	$76,419	$—
Mortgage-backed securities	257,252	—	257,252	—
Corporate securities	20,673	—	17,856	2,817
Obligations of states and political subdivisions	89,453	—	89,453	—
Total securities available-for-sale	$443,797	$—	$440,980	$2,817

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025. The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

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

There were no transfers between Level 1 and Level 2 during 2024. The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

Assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31, 2025	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial Real Estate	$4,328	$—	$—	$4,328

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$2,800	$—	$—	$2,800

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $641 thousand and $563 thousand at March 31, 2025 and December 31, 2024, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

	Fair Value			Range
March 31, 2025	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate	$4,328	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$2,800	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$164,173	$164,173	$164,173	$—	$—
Loans, net	1,827,881	1,765,867	—	—	1,765,867
Accrued interest receivable	11,002	11,002	—	2,353	8,649
Restricted investment in bank stocks	5,525	NA	—	—	—
Financial liabilities:
Deposits	2,281,698	2,280,595	2,021,886	258,709	—
FHLB advances, short term	20,500	20,462	—	20,462	—
FHLB advances, long term	10,000	9,966	—	9,966	—
Subordinated notes, net of issuance costs	19,609	24,826	—	24,826	—
Accrued interest payable	426	426	—	426	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$150,334	$150,334	$150,334	$—	$—
Loans, net	1,789,674	1,707,825	—	—	1,707,825
Accrued interest receivable	6,680	6,680	—	2,201	4,479
Restricted investment in bank stocks	9,716	NA	—	—	—
Financial liabilities:
Deposits	2,153,359	2,152,731	1,932,345	220,386	—
FHLB advances, short term	113,500	113,286	—	113,286	—
FHLB advances, long term	10,000	9,861	—	9,861	—
Subordinated notes, net of issuance costs	19,591	24,538	—	24,538	—
Accrued interest payable	655	655	—	655	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Non-interest bearing demand accounts	$654,061	$651,135
Interest-bearing demand accounts	381,878	331,115
Money market accounts	703,384	679,082
Savings accounts	282,563	271,014
Certificates of Deposit	259,812	221,013
Total deposits	$2,281,698	$2,153,359

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at March 31, 2025 and December 31, 2024 were $10.8 million and $11.6 million, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of March 31, 2025, are as follows:

2025	$244,196
2026	6,766
2027	2,197
2028	6,653
$259,812

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $14.1 million and $19.4 million at March 31, 2025 and December 31, 2024, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Service cost	$—	$—
Interest cost	273	269
Expected return on plan assets	(457)	(479)
Amortization of transition cost	—	—
Amortization of net loss	74	74
Net periodic benefit cost/(income)	$(110)	$(136)

On March 16, 2023, the Board of Directors approved the Orange County Bancorp, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which provided for the issuance of 250,000 shares of Common Stock, plus the remaining shares under the 2019 plan. The restricted stock units granted, generally, will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant.

For the three months ended March 31, 2025 and 2024, the Company’s recognized stock-based compensation costs were $489 thousand and $396 thousand, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 89,621 restricted stock units granted during the three months ended March 31, 2025 and 87,182 restricted stock units granted during the three months ended March 31, 2024. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

The following table summarizes the activity of RSUs during the three months ended March 31, 2025:

Restricted Stock Units
Non-vested RSUs at beginning of period	163,798
Granted	89,621
Vested	(58,005)
Forfeited	—
Non-vested RSUs at end of period	195,414

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 7 — Accumulated Other Comprehensive Income (Loss)

The following is changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification, net	7,648	87	(3)	7,732
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	7,648	87	(3)	7,732
Ending balance	$(52,228)	$(7,887)	$96	$(60,019)

	Three Months Ended March 31, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification	(5,218)	237	(3)	(4,984)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(5,218)	237	(3)	(4,984)
Ending balance	$(61,345)	$(7,855)	$108	$(69,092)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Affected Line Item
in the Statement where
Net Income is Presented
Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2025	2024
Unrealized gains and losses on available-for-sale securities
Credit Loss Expense	$—	$—
Realized gains on securities available-for-sale	—	—	Investment security gains (losses)
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Amortization of defined benefit pension items
Transition asset	$—	$—	Other expense
Actuarial gains (losses)	—	—	Other expense
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Total reclassifications for the period, net of tax	$—	$—

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$149	$120
Other	141	115
Trust income	1,674	1,312
Investment advisory income	1,766	1,575
Earnings on bank owned life insurance(a)	259	242
Other(b)	367	322
Total Noninterest Income	$4,356	$3,686
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $272 and $267 for the three months ended March 31, 2025 and 2024, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $96 and $56 for the three months ended March 31, 2025 and 2024, respectively, which are outside the scope of ASC 606.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	Banking	Wealth Management	Total Segments
Net interest income	$23,628	$—	$23,628
Noninterest income	916	3,440	4,356
Provision for credit loss - investments	—	—	—
Provision for credit loss	(202)	—	(202)
Noninterest expenses
Salaries	(5,709)	(1,196)	(6,905)
Employee benefits	(2,182)	(268)	(2,450)
Occupancy expense	(1,114)	(163)	(1,277)
Professional fees	(1,171)	(176)	(1,347)
Directors' fees and expenses	(301)	(5)	(306)
Computer software expense	(1,814)	(168)	(1,982)
FDIC assessment	(330)	—	(330)
Advertising expenses	(373)	(16)	(389)
Advisor expenses related to trust income	—	(22)	(22)
Telephone expenses	(195)	(12)	(207)
Intangible amortization	(71)	—	(71)
Other	(872)	(336)	(1,208)
Total noninterest expenses	(14,132)	(2,362)	(16,494)
Income tax expense	(2,358)	(226)	(2,584)
Net income	$7,852	$852	$8,704
Total assets	$2,550,226	$9,902	$2,560,128

	For the three months ended March 31, 2024
	Banking	Wealth Management	Total Segments
Net interest income	$21,601	$—	$21,601
Noninterest income	799	2,887	3,686
Provision for credit loss- investments	1,900	—	1,900
Provision for credit loss	(260)	—	(260)
Noninterest expenses
Salaries	(5,538)	(1,200)	(6,738)
Employee benefits	(1,832)	(290)	(2,122)
Occupancy expense	(1,017)	(144)	(1,161)
Professional fees	(1,345)	(91)	(1,436)
Directors' fees and expenses	(314)	(8)	(322)
Computer software expense	(1,151)	(84)	(1,235)
FDIC assessment	(418)	—	(418)
Advertising expenses	(343)	(21)	(364)
Advisor expenses related to trust income	—	(33)	(33)
Telephone expenses	(173)	(14)	(187)
Intangible amortization	(72)	—	(72)
Other	(1,000)	(222)	(1,222)
Total noninterest expenses	(13,203)	(2,107)	(15,310)
Income tax expense	(2,163)	(164)	(2,327)
Net income	$8,674	$616	$9,290
Total assets	$2,443,691	8,822	$2,452,513

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at March 31, 2025 and at December 31, 2024 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at March 31, 2025 and December 31, 2024 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital to risk weighted assets	$294,067	15.42%	$152,603	8.00%	$188,369	9.875%	$190,753	10.00%
Tier 1 (Core) capital to risk weighted assets	270,191	14.16%	114,452	6.00%	150,218	7.875%	152,603	8.00%
Common Tier 1 (CET1) to risk weighted assets	270,191	14.16%	85,839	4.50%	121,605	6.375%	123,990	6.50%
Tier 1 (Core) Capital to average assets	270,191	10.41%	103,819	4.00%	N/A	N/A	129,774	5.00%
December 31, 2024
Total capital to risk weighted assets	$286,595	15.37%	$149,147	8.00%	$184,103	9.875%	$186,434	10.00%
Tier 1 (Core) capital to risk weighted assets	263,260	14.12%	111,860	6.00%	146,816	7.875%	149,147	8.00%
Common Tier 1 (CET1) to risk weighted assets	263,260	14.12%	83,895	4.50%	118,851	6.375%	121,182	6.50%
Tier 1 (Core) Capital to average assets	263,260	10.23%	102,986	4.00%	N/A	N/A	128,733	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	risks associated with loan participations;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the amounts of non-performing loans and loans that are charged-off;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can continue to capitalize on the growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, continue to produce a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.7 billion in assets under management at March 31, 2025. As of March 31, 2025, our assets, loans, deposits and stockholders’ equity totaled $2.6 billion, $1.9 billion, $2.3 billion and $201.3 million, respectively.

At March 31, 2025, we operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and four branch offices which are located at Trust Way in Middletown as well as in Chester, in Newburgh and in Montgomery, New York. We lease eleven branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Bronx, Nanuet, and Yonkers, New York. The branches are leased under agreements that may be renewed for various periods. In addition, HVIA operates from leased offices located in Goshen, New York. At March 31, 2025 and December 31, 2024, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately$15.9 million and $15.8 million, respectively, including approximately $1.3 million of long-lived assets held for sale related to the Trust Way location at both dates.

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

Considering the impact of the FRB’s rate reduction during the second half of 2024 and 2025 economic conditions, it is possible that interest rates may be reduced during 2025. Although our asset sensitivity is relatively neutral, this movement could have a beneficial impact on our net interest income.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. The methodology, assumptions, and governance of this CECL model have been codified in a policy document that was most recently reviewed and approved by the Company’s Audit & Risk Committee during the fourth quarter of 2024. While there were no fundamental changes to the CECL model during the quarter, management evaluated certain probability of default assumptions as well as the loss driver analysis. This evaluation resulted in adjustment of certain assumptions but were not considered significant changes to the model. Accordingly, management believes there were no significant changes to the critical accounting estimates during the three months ended March 31, 2025, and as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025 A summary of our accounting policies, including the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			March 31, 2025
			vs.
	As of March 31,	As of December 31,	December 31, 2024
	2025	2024	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,560,128	2,509,927	50,201	2.0%
Cash and due from banks	164,173	150,334	13,839	9.2%
Loans, net	1,827,881	1,789,674	38,207	2.1%
Investment securities, available for sale	443,797	443,775	22	0.0%
Deposits	2,281,698	2,153,359	128,339	6.0%
FHLB advances, short term	20,500	113,500	(93,000)	(81.9)%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	19,609	19,591	18	0.1%
Stockholders’ Equity	201,324	185,531	15,793	8.5%

Assets. Our total assets were $2.6 billion at March 31, 2025, an increase of $50.2 million, or 2.0%, from December 31, 2024. The increase was primarily driven by increases of $38.2 million in loans, net and $13.8 million in cash and due from banks, while investment securities, available for sale, remained relatively level during the period.

Cash and due from banks. Cash and due from banks increased $13.8 million, or 9.2%, to $164.2 million at March 31, 2025, from $150.3 million at December 31, 2024. The increase was mainly the result of management’s focus on using deposit growth during the period to maintain a strong liquidity position while paying down borrowings.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$247,125	13.33%	$242,220	13.34%
Commercial real estate	1,381,719	74.52%	1,362,054	75.01%
Commercial real estate construction	97,703	5.27%	80,993	4.46%
Residential real estate	73,090	3.94%	74,973	4.13%
Home equity	18,211	0.98%	17,365	0.96%
Consumer	36,247	1.95%	37,976	2.09%
PPP loans	159	0.01%	170	0.01%
Total loans	1,854,254	100.00%	1,815,751	100.00%
Allowance for credit losses	26,373		26,077
Total loans, net	$1,827,881		$1,789,674

Net loans increased $38.2 million, or 2.1%, and remained at approximately $1.8 billion at March 31, 2025 and December 31, 2024. The growth was primarily due to an increase of $19.7 million related to commercial real estate loans as well as a $16.7 million increase in commercial real estate construction loans and an increase of $4.9 million in commercial and industrial loans offset by decreases in the residential real estate and consumer categories. Home equity loans also increased by $846 thousand during the period. Construction loans increased $16.7 million, or 20.6%, to $97.7 million at March 31, 2025 from $81.0 million at December 31, 2024. Commercial real estate loans increased by $19.7 million, or 1.4%, to $1.4 billion at March 31, 2025. Commercial and industrial loans experienced an increase of $4.9 million, or 2.0%, to $247.1 million at March 31, 2025 from $242.2 million at December 31, 2024. Consumer loans decreased $1.7 million, or 4.6%, to $36.3 million at March 31, 2025 from $38.0 million at December 31, 2024. Residential real estate loans decreased $1.9 million, or 2.5%, to $73.1 million at March 31, 2025 from $75.0 million at December 31, 2024. The overall diversification within the commercial real estate portfolio continues to provide stability while we remained focused on loan originations to new and existing customers during the three months ended March 31, 2025 as well as our continued commitment to geographic expansion in our market area.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $6.2 million at March 31, 2025 as compared to $6.3 million at December 31, 2024.

	At March 31,	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$200	$293
Commercial real estate	6,000	6,000
Commercial real estate construction	—	—
Residential real estate	5	6
Home equity	—	—
Consumer	—	—
Total non-accrual loans	6,205	6,299
Accruing loans 90 days or more past due:
Commercial and industrial	—	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	6,205	6,299
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$6,205	$6,299
Ratios:
Total non-performing loans to total loans	0.33%	0.35%
Total non-performing loans to total assets	0.24%	0.25%
Total non-performing assets to total assets	0.24%	0.25%

Non-performing loans at March 31, 2025 totaled $6.2 million and consisted of $6.0 million related to commercial real estate loans and $200 thousand of commercial and industrial loans. The level of non-performing loans was primarily related to one non-accrual commercial real estate office space loan participation which was classified as non-accrual during second quarter 2024. During the third quarter of 2024, this loan was written down by approximately $8.7 million from its principal balance of $14.7 million and is approximately $6.0 million as of March 31, 2025. We had no other real estate owned at March 31, 2025 and December 31, 2024.

Non-performing assets decreased $94 thousand, or 1.5%, to $6.2 million, or 0.24% of total assets, at March 31, 2025 from $6.3 million, or 0.25% of total assets, at December 31, 2024. The stability in non-performing assets at March 31, 2025, compared to December 31, 2024 represents management’s continued focus on strong credit quality and attention to assets with potential concerns.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months ended March 31, 2025.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At March 31,	At December 31,
	2025	2024

	(Dollars in thousands)
Classification of Assets:
Substandard	$59,769	$43,981
Doubtful	—	—
Loss	—	—
Total Classified Assets	$59,769	$43,981
Special Mention	$28,182	$20,851

On the basis of management’s review of our assets, we have classified $59.8 million of our assets at March 31, 2025 as substandard compared to $44.0 million at December 31, 2024, with the increase due to a combination of certain trends and delinquencies within those loans. There were no doubtful assets as of March 31, 2025 and December 31, 2024. We designated $28.2 million of our assets at March 31, 2025 as special mention compared to $20.9 million designated as special mention at December 31, 2024.

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

As presented below, the allowance for credit losses increased by $900 thousand, or 3.5%, to $26.4 million, or 1.42% of total loans at March 31, 2025, from $25.5 million, or 1.47% of total loans at March 31, 2024. The increase in the allowance was primarily due to reserves associated with loan growth during the period. The three months ended March 31, 2025 also included net-recoveries of approximately $33 thousand.

	At or for the Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Balance at beginning of year	$26,077	$25,182
Charge-offs:
Commercial and industrial	6	3
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	94
Home equity	—	—
Consumer	—	—
PPP loans	—	—
Total charge-offs	6	97
Recoveries:
Commercial and industrial	16	7
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	23	19
Total recoveries	39	26
Net charge-offs (recoveries)	(33)	71
Provision for credit losses	263	362
Balance at end of period	$26,373	$25,473
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for credit losses to non-performing loans at end of period	425.03%	440.86%
Allowance for credit losses to total loans at end of period	1.42%	1.47%

For the three months ended March 31, 2025 and 2024, respectively, no category of loans had a net charge-off ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At March 31, 2025		At December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$84,207	$76,419	$85,464	$76,154
Mortgage-backed securities	299,826	257,252	307,463	257,339
Corporate securities	23,503	20,673	23,508	20,034
Obligations of states and political subdivisions	102,370	89,453	103,132	90,248
Total	$509,906	$443,797	$519,567	$443,775

Available for sale securities increased $22.0 thousand, or less than 0.01%, to $443.8 million at March 31, 2025, due primarily to limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the three month period ended March 31, 2025. During the first quarter of 2024, the Company sold and recorded a recovery of $1.9 million related to Signature Bank subordinated debt which was written-off during 2023. As part of the treatment, the Company evaluated the securities portfolio for an allowance and determined it was not necessary. Accordingly, the recovery resulted in a net credit to the ACL.

We did not have held-to-maturity securities at March 31, 2025 and December 31, 2024.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At March 31, 2025			At December 31, 2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$654,061	28.66%	—	$651,135	30.24%	—
Interest bearing demand deposits	381,878	16.74%	0.48%	331,115	15.38%	0.42%
Money market deposits	703,384	30.83%	2.14%	679,082	31.54%	2.15%
Savings deposits	282,563	12.38%	1.23%	271,014	12.59%	1.25%
Certificates of deposit	259,812	11.39%	3.93%	221,013	10.26%	3.97%
Total	$2,281,698	100.00%	1.34%	$2,153,359	100.00%	1.31%

Total deposits increased $128.3 million, or 6.0%, to $2.3 billion at March 31, 2025 from $2.2 billion at December 31, 2024 driven by deposit growth which represented a continued focus on maintaining strong liquidity and commercial transaction accounts during the first three months of 2025. Interest bearing demand deposits experienced a $50.8 million, or 15.3%, increase and money market deposits increased $24.3 million, while savings deposits increased by $11.6 million during the first three months of 2025 primarily related to our continued strategic focus on business account activity. Non-interest-bearing demand deposits increased $2.9 million primarily due to normal business activity and continued focus on transactional accounts during the first three months of 2025. At March 31, 2025, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.0 billion, or 88.6% of our total deposits. Certificates of deposit increased by $38.8 million, or 17.6%, mainly from growth in brokered deposits during the three month period ended March 31, 2025. We held approximately $220.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at March 31, 2025 as compared to $180.0 million at December 31, 2024. This increase was the result of a strategic decision to increase short term brokered deposits during the period which could allow for replacement of maturing brokered deposits with transactional customer deposits and reduced interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $6.9 million and $89.2 million, respectively, at March 31, 2025 and the CDARS and ICS networks totaled $6.9 million and $92.5 million, respectively, at December 31, 2024. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 39% of total deposits as of March 31, 2025 and December 31, 2024.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $30.5 million at March 31, 2025 and $123.5 million at December 31, 2024 as we made the strategic decision to pay down Federal Home Loan Bank advances, short term, by approximately $93.0 million. This decrease represents a continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding. We have the unused capacity to borrow an additional $524.6 million from the Federal Home Loan Bank of New York as of March 31, 2025.

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

Stockholders’ Equity

Stockholders’ equity increased $15.8 million, or 8.5%, to $201.3 million at March 31, 2025 from $185.5 million at December 31, 2024. The increase was due to the combination of $8.7 million in net income and a decrease in unrealized losses of approximately $7.7 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive income (loss) (“AOCI”), net of taxes during the first quarter of 2025 offset by dividends of $1.5 million.

Average Balance Sheets and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month periods ended March 31, 2025 and 2024. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.9 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,829,917	$27,311	6.05%	$1,738,199	$25,611	5.91%
PPP loans	163	3	7.46%	209	3	5.76%
Investment securities available for sale	441,776	3,123	2.87%	481,530	3,432	2.86%
Cash and due from banks and other	146,657	1,353	3.74%	149,596	1,665	4.46%
Restricted stock	7,979	117	5.95%	10,894	362	13.33%
Total interest-earning assets	2,426,492	31,907	5.33%	2,380,428	31,073	5.24%
Noninterest-earning assets	101,960			94,647
Total assets	$2,528,452			$2,475,075
Interest-bearing liabilities:
Interest-bearing demand deposits	$357,057	$403	0.46%	$360,287	$437	0.49%
Money market deposits	685,827	3,634	2.15%	620,028	3,355	2.17%
Savings deposits	269,019	857	1.29%	235,829	785	1.34%
Certificates of deposit	222,992	2,224	4.04%	209,642	2,414	4.62%
Total interest-bearing deposits	1,534,895	7,118	1.88%	1,425,786	6,991	1.97%
FHLB Advances and other borrowings	85,011	931	4.44%	167,484	2,251	5.39%
Subordinated notes	19,597	230	4.76%	19,526	230	4.72%
Total interest-bearing liabilities	1,639,503	8,279	2.05%	1,612,796	9,472	2.36%
Noninterest-bearing demand deposits	667,564			668,439
Other noninterest-bearing liabilities	29,907			28,446
Total liabilities	2,336,974			2,309,681
Total stockholders’ equity	191,478			165,394
Total liabilities and stockholders’ equity	$2,528,452			$2,475,075
Net interest income		$23,628			$21,601
Net interest rate spread(2)			3.28%			2.88%
Net interest-earning assets(3)	$786,989			$767,632
Net interest margin(4)			3.95%			3.64%
Average interest-earning assets to interest-bearing liabilities			148.0%			147.6%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2025 vs. 2024
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,088	$612	$1,700
PPP loans	(1)	1	—
Investment securities available for sale	(319)	10	(309)
Cash and due from banks	(45)	(267)	(312)
Other	(47)	(198)	(245)
Total interest-earning assets	676	158	834
Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	(25)	(34)
Money market deposits	312	(33)	279
Savings deposits	97	(25)	72
Certificates of deposit	106	(296)	(190)
Total interest-bearing deposits	506	(379)	127

Federal Home Loan Bank advances	(928)	(392)	(1,320)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(422)	(771)	(1,193)
Change in net interest income	$1,098	$929	$2,027

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change
	2025	2024	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$31,907	$31,073	$834	2.7%
Interest expense	8,279	9,472	(1,193)	(12.6)%
Net interest income	23,628	21,601	2,027	9.4%
Provision for credit losses - investments	—	(1,900)	1,900	(100.0)%
Provision for credit losses	202	260	(58)	(22.3)%
Noninterest income	4,356	3,686	670	18.2%
Noninterest expense	16,494	15,310	1,184	7.7%
Provision for income taxes	2,584	2,327	257	11.0%
Net income	8,704	9,290	(586)	(6.3)%

General. Net income decreased $586 thousand, or 6.3%, to $8.7 million for the three months ended March 31, 2025 from $9.3 million for the three months ended March 31, 2024. This decrease was the result of a one-time recovery of $1.9 million from the sale of Signature Bank subordinated debt in the first quarter of 2024 offset by higher net interest income and noninterest income as well as a reduced provision for credit losses on loans during the first quarter of 2025 as compared to the first quarter of 2024.

Interest Income. Interest income increased $834 thousand, or 2.7%, to $31.9 million for the three months ended March 31, 2025 from $31.1 million for the three months ended March 31, 2024. This increase was primarily driven by a nine basis points increase in the average yield of interest-earning assets which grew from 5.24% during the three months ended March 31, 2024 to 5.33% for the three months ended March 31, 2025 as a result of disciplined pricing on loan production during the first quarter of 2025. Over the same comparative period, the average balance of interest-earning assets increased by $46.1 million, or 1.9%, to $2.4 billion for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Interest income on loans, net of PPP loans, increased by $1.7 million, or 6.6%, to $27.3 million during the three months ended March 31, 2025 from $25.6 million during the three months ended March 31, 2024. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans) and an increase in the average yield on loans. The average balance of loans increased by $91.7 million, or 5.3%, to $1.8 billion for the three months ended March 31, 2025 compared to $1.7 billion for the three months ended March 31, 2024. The average yield on loans, excluding PPP loans, increased by 14 basis points to 6.05% for the three months ended March 31, 2025 from 5.91% for the three months ended March 31, 2024 as a result of the higher interest rate environment and management’s continued focus on disciplined loan pricing.

For the three months ended March 31, 2025, interest income on securities decreased by $309 thousand to $3.1 million during the three months ended March 31, 2025 from $3.4 million during the three months ended March 31, 2024. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the current period due to continued maturities. The average balance of securities decreased by $39.8 million, or 8.3%, to $441.8 million for the three months ended March 31, 2025 compared to $481.5 million for the three months ended March 31, 2024. The average yield on investment securities was relatively flat with a one basis point increase overall from 2.86% for the three months ended March 31, 2024 to 2.87% for the three months ended March 31, 2025. The stability and slight increase in the average yield on securities reflected the continued maturity of lower yielding investments during the current period.

Interest Expense. Interest expense decreased $1.2 million, or 12.6%, to $8.3 million for the three months ended March 31, 2025 from $9.5 million for the three months ended March 31, 2024. The decreased interest expense was driven primarily by the effect of lower average balances and costs associated with FHLB borrowings. The average rate paid on interest-bearing liablities decreased 31 basis points to 2.05% during the three months ended March 31, 2025 as compared to 2.36% for the three month period ended March 31, 2024. The average balance of interest-bearing liabilities increased by $26.7 million, or 1.7%, and was approximately $1.6 billion for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

During the three months ended March 31, 2025, interest expense on interest-bearing deposits increased by $127 thousand, or 1.8%, to $7.1 million during the three months ended March 31, 2025 from $7.0 million during the three months ended March 31, 2024. The increase in interest expense on interest-bearing deposits for the three month period ended March 31, 2025 as compared to the same prior year period represents the effect of higher average balances of interest bearing deposits offset by the lower interest rate environment on the average cost of deposits . The average balance of interest-bearing deposits increased by $109.1 million, or 7.7%, to $1.5 billion for the three months ended March 31, 2025 as compared to $1.4 billion for the three months ended March 31, 2024 primarily as a result of the increases in the average balances of money market accounts, savings accounts, and certificates of deposit. The average cost of interest-bearing deposits decreased nine basis points to 1.88% for the three months ended March 31, 2025 as compared to 1.97% for the three months ended March 31, 2024.

We also expensed a level amount of approximately $230 thousand in interest expense for both the three months ended March 31, 2025 and 2024 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

The interest expense related to borrowings in the first quarter of 2025 decreased to $931 thousand at an average cost of 4.44% as compared to interest expense of $2.3 million at an average cost of 5.39% for the same period in 2024. The first quarter 2025 average FHLB and other borrowings decreased to $85.0 million compared to $167.5 million of average FHLB and other borrowing in the same quarter of 2024. The decrease in average borrowings was the direct result of paydowns driven by increased deposits and less use of cash during the current period. Management was able to replace higher cost FHLB borrowings with lower cost borrowings as rates were adjusted lower and reduced interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter exemplifies the ability of the Company to increase deposits and strategically reduce associated interest costs.

Net Interest Income. Net interest income increased $2.0 million, or 9.4%, to $23.6 million for the three months ended March 31, 2025 from $21.6 million for the three months ended March 31, 2024 due to the increase in income from interest earning assets outpacing the growth of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 40 basis points to 3.28% for the three months ended March 31, 2025 from 2.88% for the three months ended March 31, 2024, reflecting a nine basis points increase in the average yield on interest-earning assets coupled with a 31 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased 31 basis points to 3.95% for the three months ended March 31, 2025 from 3.64% for the three months ended March 31, 2024 due to disciplined loan pricing as well as the impact of managed funding and reduced deposit costs during the period.

Provision for Credit Losses. The Company recognized a provision for credit losses of $202 thousand for the three months ended March 31, 2025 and a net credit of $1.6 million for the three months ended March 31, 2024. The increase in the provision for credit losses during the quarter included the impact of the methodology associated with estimated lifetime losses, the composition of loans closed during the period, and the increase in loans closed as well as the effect of the investment recovery during 2024. The allowance for credit losses to total loans was 1.42% as of March 31, 2025 versus 1.44% as of December 31, 2024. No additional reserves for investment securities were recorded during the first quarter of 2025 or 2024, respectively.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$290	$235	$55	23.4%
Trust income	1,674	1,312	362	27.6%
Investment advisory income	1,766	1,575	191	12.1%
Earnings on bank owned life insurance	259	242	17	7.0%
Other	367	322	45	14.0%
Total noninterest income	$4,356	$3,686	$670	18.2%

Noninterest income increased by $670 thousand, or 18.2%, reaching $4.4 million for the three months ended March 31, 2025 as compared to $3.7 million for the three months ended March 31, 2024. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 19.2% increase quarter-over-quarter, to $3.4 million for the first quarter of 2025 as compared to $2.9 million for the first quarter of 2024 as a result of increased fees and continued growth in asset values during the current period. During the same period, assets-under-management increased by $66.5 million between March 31, 2025 and March 31, 2024 reaching over $1.7 billion.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries	$6,905	$6,738	$167	2.5%
Employee benefits	2,450	2,122	328	15.5%
Occupancy expense	1,277	1,161	116	10.0%
Professional fees	1,347	1,436	(89)	(6.2)%
Directors’ fees and expenses	306	322	(16)	(5.0)%
Computer software expense	1,982	1,235	747	60.5%
FDIC assessment	330	418	(88)	(21.1)%
Advertising expenses	389	364	25	6.9%
Advisor expenses related to trust income	22	33	(11)	(33.3)%
Telephone expenses	207	187	20	10.7%
Intangible amortization	71	72	(1)	(1.4)
Other	1,208	1,222	(14)	(1.1)%
Total noninterest expense	$16,494	$15,310	$1,184	7.7%

Non-interest expense was $16.5 million for the first quarter of 2025, reflecting an increase of approximately $1.2 million, or 7.7%, as compared to $15.3 million for the same period in 2024. The increase in non-interest expense for the current three month period was due primarily to continued investment in overall Company growth, including increases in salaries and benefits costs, information technology, occupancy expense, and other expenses associated with corporate initiatives. Our efficiency ratio was 58.9% for the three months ended March 31, 2025, from 60.5% for the same period in 2024.

Provision for Income Tax. Our provision for income taxes for the three months ended March 31, 2025 was approximately $2.6 million compared to approximately $2.3 million for the same period in 2024. The increase for the current period was directly related to increased income before income taxes during the quarter. Our effective tax rate for the three month period ended March 31, 2025 was 22.9%, as compared to 20.0% for the same period in 2024. The growth of the effective tax rate for the 2025 three month period was due to the increase in proportion of pre-tax income compared with non-taxable revenue and the related accruals during the first quarter of 2025 as compared to the same period in 2024.

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

The following table presents the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended March 31,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$23,628	$—	$23,628	$21,601	$—	$21,601
Noninterest income	916	3,440	4,356	799	2,887	3,686
Provision for credit loss- investments	—	—	—	1,900	—	1,900
Provision for credit loss	(202)	—	(202)	(260)	—	(260)
Noninterest expenses	(14,132)	(2,362)	(16,494)	(13,203)	(2,107)	(15,310)
Income tax expense	(2,358)	(226)	(2,584)	(2,163)	(164)	(2,327)
Net income	$7,852	$852	$8,704	$8,674	$616	$9,290

The market value of assets under management and/or administration at March 31, 2025 and 2024 was approximately $1.7 billion. This includes assets held at both Orange Bank & Trust Company and HVIA at March 31, 2025 and 2024.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $255 thousand, or 12.1%, to $2.4 million for the three months ended March 31, 2025 compared to $2.1 million for the three months ended March 31, 2024. The increase in expenses was primarily due to continued growth of the business unit, investment in technology, and costs associates with certain managed trust assets during the period.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2025 and December 31, 2024, cash and due from banks totaled $164.2 million and $150.3 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $443.8 million at March 31, 2025 and at December 31, 2024.

Certificates of deposit due within one year of March 31, 2025 totaled $249.5 million, or 96.0% of total certificates of deposit. The largest concentration of certificates of deposit represented brokered deposits in the amount of $220.0 million for diversified funding purposes.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2025, we had a total of $96.1 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as well as other correspondent banks. At March 31, 2025, we had a total capacity of $631.0 million at the Federal Home Loan Bank of New York, of which $96.4 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At March 31, 2025, we also held $91.0 million of collateral at the Federal Reserve Bank of New York which could be utilized to provide additional funding through the discount window. We also maintain additional borrowing capacity of $20.0 million of discretionary lines of credit with correspondent banks at March 31, 2025 with no outstanding balance. We have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at March 31, 2025. There were no outstanding borrowings with ACBB at March 31, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.8 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $24.7 million for the three months ended March 31, 2025 and net cash from investing activities was $32.5 million for the three months ended March 31, 2024. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $33.7 million for the three months ended March 31, 2025 and net cash used by financing activities was $37.4 million for the three months ended March 31, 2024.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At March 31, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at March 31, 2025 and December 31, 2024.

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

At March 31, 2025, we had $440.6 million in loan commitments outstanding. We also had $15.6 million in standby letters of credit at March 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General. The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The board of directors of our Bank has oversight of our asset and liability management function, which is managed by our Asset/Liability Management Committee and our Finance Committee. Our Asset/Liability Management Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions. As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Net Interest Income Simulation. We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of March 31, 2025.

At March 31, 2025

Change in Interest Rates	Net Interest Income Change	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)

+200	$1,196	1.20%
+100	$724	0.73%
—	$—	—%
-100	$(1,058)	(1.06)%
-200	$(2,328)	(2.33)%

This analysis assumes an instantaneous and parallel rate shock across the entire yield curve for the scenarios indicated.

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an economic value of equity ("EVE") model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of March 31, 2025.

At March 31, 2025
		Estimated Increase (Decrease)
		in EVE

	Estimated
Change in Interest Rates (basis points)	EVE	Amount	Percent
(Dollars in thousands)
+400	$564,545	$23,211	4.29%
+300	561,372	20,038	3.70%
+200	555,888	14,554	2.69%
+100	553,155	11,821	2.18%
—	541,334	—	—%
-100	519,758	(21,576)	(3.99)%

Note: This analysis assumes an instantaneous and parallel rate shock across the entire yield curve for the scenarios indicated.

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates, and actual results may also differ due to any actions taken in response to the changing rates.

Credit Risk

The Company manages credit risk consistent with state and federal laws governing the making of loans through written policies and procedures; loan review to identify loan problems at the earliest possible time; collection procedures (including subsequent to a loan being charged off); an adequate allowance for credit losses; and continuing education and training to ensure lending expertise. Diversification by loan product is maintained through offering commercial loans, 1-4 family mortgages, and a full range of consumer loans.

The Company monitors its loan portfolio prudently. The Director’s Loan Committee of the Company’s Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Management Loan Committee lending limits. The Management Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Risk Officer, Chief Loan Officer, EVP-Strategic Lending, and the SVP-Commercial Lending, implements the Board-approved loan policy.

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2025 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of the non-performing commercial real estate loan participation noted above. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. As of March 31, 2025, the litigation is currently in the discovery stage.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: May 12, 2025

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)