Form 10-Q
period 2025-06-30
Orange County Bancorp, Inc. /DE/
filed 2025-08-11
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 6, 2025, there were 13,362,912 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$175,606	$150,334
Investment securities – available-for-sale (amortized cost $478,824, net of allowance for credit losses of $0 at June 30, 2025 and $519,567, net of allowance for credit losses of $0 at December 31, 2024)	410,814	443,775
Restricted investment in bank stocks	5,618	9,716
Loans	1,917,802	1,815,751
Allowance for credit losses	(28,408)	(26,077)
Loans, net	1,889,394	1,789,674
Premises and equipment, net	14,949	15,808
Accrued interest receivable	10,465	6,680
Bank owned life insurance	35,398	42,257
Goodwill	5,359	5,359
Intangible assets	678	821
Other assets	57,982	45,503
TOTAL ASSETS	$2,606,263	$2,509,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$687,120	$651,135
Interest bearing	1,589,603	1,502,224
Total deposits	2,276,723	2,153,359
FHLB advances, short term	21,000	113,500
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	19,626	19,591
Accrued expenses and other liabilities	26,325	27,946
TOTAL LIABILITIES	2,353,674	2,324,396
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 13,370,929 and 11,366,608 issued; 13,362,912 and 11,350,158 outstanding, at June 30, 2025 and December 31, 2024, respectively	3,343	2,842
Surplus	164,752	120,896
Retained Earnings	146,129	129,919
Accumulated other comprehensive income (loss), net of taxes	(61,436)	(67,751)
Treasury stock, at cost; 8,017 and 16,450 shares at June 30, 2025 and December 31, 2024, respectively	(199)	(375)
TOTAL STOCKHOLDERS’ EQUITY	252,589	185,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,606,263	$2,509,927

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$28,103	$26,778	$55,417	$52,392
Interest on investment securities:
Taxable	2,731	3,105	5,395	6,331
Tax exempt	561	581	1,137	1,149
Interest on Federal funds sold and other	1,829	2,048	3,182	3,713
TOTAL INTEREST INCOME	33,224	32,512	65,131	63,585
INTEREST EXPENSE
Savings and NOW accounts	5,256	5,158	10,150	9,735
Time deposits	2,222	2,114	4,446	4,528
FHLB advances	375	890	1,306	3,141
Subordinated notes	231	231	461	461
TOTAL INTEREST EXPENSE	8,084	8,393	16,363	17,865
NET INTEREST INCOME	25,140	24,119	48,768	45,720
Provision (recovery) for credit losses - investments	—	—	—	(1,900)
Provision for credit losses - loans	2,113	2,210	2,315	2,470
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	23,027	21,909	46,453	45,150
NONINTEREST INCOME
Service charges on deposit accounts	334	232	624	467
Trust income	1,573	1,309	3,247	2,621
Investment advisory income	1,823	1,650	3,589	3,225
Investment securities gains(losses), net	(727)	—	(727)	—
Earnings on bank owned life insurance	234	270	493	512
Proceeds from bank owned life insurance benefit	2,399	—	2,399	—
Gain on sale of assets	1,236	—	1,236	—
Other	444	346	811	668
TOTAL NONINTEREST INCOME	7,316	3,807	11,672	7,493
NONINTEREST EXPENSE
Salaries	6,813	6,873	13,718	13,611
Employee benefits	2,338	2,304	4,788	4,426
Occupancy expense	1,299	1,164	2,576	2,325
Professional fees	1,666	1,337	3,013	2,773
Directors’ fees and expenses	319	(125)	625	197
Computer software expense	2,117	1,430	4,099	2,665
FDIC assessment	330	350	660	768
Advertising expenses	481	438	870	802
Advisor expenses related to trust income	22	32	44	65
Telephone expenses	203	188	410	375
Intangible amortization	72	71	143	143
Other	1,094	1,425	2,302	2,647
TOTAL NONINTEREST EXPENSE	16,754	15,487	33,248	30,797
Income before income taxes	13,589	10,229	24,877	21,846
Provision for income taxes	3,128	2,016	5,712	4,343
NET INCOME	$10,461	$8,213	$19,165	$17,503

Basic and diluted earnings per share	$0.87	$0.73	$1.64	$1.55
Weighted average shares outstanding	11,994,815	11,282,868	11,665,181	11,276,370

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$10,461	$8,213	$19,165	$17,503
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(2,627)	1,804	7,055	(4,801)
Reclassification adjustment for losses included in net income	727	—	727	—
Tax effect	(399)	379	1,635	(1,008)
Net of tax	(1,501)	1,425	6,147	(3,793)
Defined benefit pension plans:
Net gain/(loss) arising during the period	110	300	220	600
Tax effect	23	63	46	126
Net of tax	87	237	174	474
Deferred compensation liability:
Unrealized loss	(4)	(4)	(8)	(8)
Tax effect	(1)	(1)	(2)	(2)
Net of tax	(3)	(3)	(6)	(6)
Total other comprehensive income/(loss)	(1,417)	1,659	6,315	(3,325)
Total comprehensive income	$9,044	$9,872	$25,480	$14,178

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2025	$2,848	$121,546	$137,148	$(60,019)	$(199)	$201,324
Net income	—	—	10,461	—	—	10,461
Other comprehensive income, net of taxes	—	—	—	(1,417)	—	(1,417)
Cash dividends declared ($0.13 per share)	—	—	(1,480)	—	—	(1,480)
Stock-based compensation (680 shares)	—	16	—	—	—	16
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	43,190	—	—	—	43,685
Balance, June 30, 2025	$3,343	$164,752	$146,129	$(61,436)	$(199)	$252,589

Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	19,165	—	—	19,165
Other comprehensive income, net of taxes	—	—	—	6,315	—	6,315
Cash dividends declared ($0.26 per share)	—	—	(2,955)	—	—	(2,955)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (40,185 shares)	6	666	—	—	334	1,006
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	43,190	—	—	—	43,685
Balance, June 30, 2025	$3,343	$164,752	$146,129	$(61,436)	$(199)	$252,589

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2024	2,842	120,525	115,351	(69,092)	(958)	168,668
Net income	—	—	8,213	—	—	8,213
Other comprehensive loss, net of taxes	—	—	—	1,659	—	1,659
Cash dividends declared ($0.12 per share)	—	—	(1,302)	—	—	(1,302)
Treasury stock purchased (240 shares)	—	—	—	—	(6)	(6)
Stock-based compensation (12,666 shares)	—	77	—	—	235	312
Balance, June 30, 2024	$2,842	$120,602	$122,262	$(67,433)	$(729)	$177,544

Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	17,503	—	—	17,503
Other comprehensive loss, net of taxes	—	—	—	(3,325)	—	(3,325)
Cash dividends declared ($0.23 per share)	—	—	(2,602)	—	—	(2,602)
Treasury stock purchased (12,700 shares)	—	—	—	—	(293)	(293)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (37,420 shares)	—	205	—	—	675	880
Balance, June 30, 2024	$2,842	$120,602	$122,262	$(67,433)	$(729)	$177,544

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$19,165	$17,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,315	570
Depreciation	787	787
Accretion on loans	(1,258)	(1,214)
Amortization of intangibles	143	143
Amortization of subordinated notes issuance costs	35	35
Investment securities losses	727	—
Restricted stock expense	—	5
Stock-based compensation	1,006	880
Net amortization of investment premiums	446	537
Earnings on bank owned life insurance	(493)	(512)
Gain on bank owned life insurance proceeds	(2,399)	—
Gain on sale of asset	(1,236)	—
Net change in:
Accrued interest receivable	(3,785)	(3,682)
Other assets	(13,940)	(977)
Other liabilities	(1,627)	(2,549)
Net cash from operating activities	(114)	11,526
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(2,812)	(3,715)
Proceeds from sale of investment securities available-for-sale	13,688	—
Proceeds from paydowns of investment securities available-for-sale	19,580	17,019
Proceeds from maturities and calls of investment securities available-for-sale	9,115	8,254
Purchase of restricted investment in bank stocks	(24,216)	(18,307)
Proceeds from redemptions of restricted investment in bank stocks	28,314	28,237
Net decrease (increase) in loans	(100,777)	16,506
Purchases of premises and equipment	(1,227)	(360)
Proceeds from sale of premises and equipment	2,535	—
Proceeds from bank owned life insurance	9,750	—
Net cash from/(used) by investing activities	(46,050)	47,634
Cash flows from/(used) financing activities
Net increase in deposits	123,364	160,532
Net change in FHLB advances, short term	(92,500)	(224,500)
Net change in FRB Borrowings	—	50,000
Capital raise, net of issuance costs	43,685	—
Cash dividends paid	(2,955)	(2,602)
Purchases of treasury stock	(158)	(293)
Net cash from/(used) financing activities	71,436	(16,863)
Net change in cash and cash equivalents	25,272	42,297
Beginning cash and cash equivalents	150,334	147,383
Ending cash and cash equivalents	$175,606	$189,680
Supplemental cash flow information:
Interest paid	16,097	18,199
Income taxes paid	4,390	5,709
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	—	513

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

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and HVIA. The Company is headquartered in Middletown, New York, with seven locations in Orange County, New York, seven in Westchester County, New York, two in Rockland County, New York, and one in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.8 billion at June 30, 2025 and December 31, 2024.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2025, the results of operations, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and cash flow statements for the six months ended June 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

Neither the model calibration employed to update loss drivers, nor the adoption of the scorecard represented a change in accounting principle; but rather a refinement in estimation technique within the existing CECL framework. The net impact of this methodological revision was not material to the Company’s consolidated financial statements for the six month period ended June 30, 2025.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at June 30, 2025 and December 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale June 30, 2025
U.S. government agencies and treasuries	$72,844	$47	$(7,543)	$—	$65,348
Mortgage-backed securities - residential	213,420	5	(27,755)	—	185,670
Mortgage-backed securities - commercial	74,549	3	(16,080)	—	58,472
Corporate Securities	25,501	—	(2,955)	—	22,546
Obligations of states and political subdivisions	92,510	34	(13,766)	—	78,778
Total debt securities	$478,824	$89	$(68,099)	$—	$410,814

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2024
U.S. government agencies and treasuries	$85,464	$35	$(9,345)	$—	$76,154
Mortgage-backed securities - residential	229,938	10	(33,248)	—	196,700
Mortgage-backed securities - commercial	77,525	—	(16,886)	—	60,639
Corporate Securities	23,508	—	(3,474)	—	20,034
Obligations of states and political subdivisions	103,132	76	(12,960)	—	90,248
Total debt securities	$519,567	$121	$(75,913)	$—	$443,775

Proceeds from sales of securities and associated gains and losses for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds	$13,688	$—	$13,688	$—

Gross realized gains	$5	$—	$5	$—
Gross realized losses	(732)	—	(732)	—
Net loss on sales of securities	(727)	—	(727)	—
Tax provision on realized net gains and loss	(153)	—	(153)	—
Net loss on sales of securities, after tax	$(574)	$—	$(574)	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of June 30, 2025 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,520	$5,540
Due after one through five years	17,590	16,579
Due after five through ten years	62,175	54,524
Due after ten years	105,570	90,029
	190,855	166,672
Mortgage-backed securities	287,969	244,142
Total debt securities	$478,824	$410,814

Securities pledged at June 30, 2025 and December 31, 2024 had a carrying amount of $320,754 and $299,507 and were pledged to secure public deposits.

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale June 30, 2025
U.S. government agencies and treasuries	$362	$(1)	$60,302	$(7,542)	$60,664	$(7,543)
Mortgage-backed securities - residential	8,817	(121)	175,460	(27,634)	184,277	(27,755)
Mortgage-backed securities - commercial	—	—	57,248	(16,080)	57,248	(16,080)
Corporate Securities	1,495	(5)	19,051	(2,950)	20,546	(2,955)
Obligations of states and political subdivisions	3,113	(140)	70,098	(13,626)	73,211	(13,766)
Total debt securities	$13,787	$(267)	$382,159	$(67,832)	$395,946	$(68,099)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2024
U.S. government agencies	$1,099	$(5)	$70,767	$(9,340)	$71,866	$(9,345)
Mortgage-backed securities - residential	7,427	(198)	185,647	(33,050)	193,074	(33,248)
Mortgage-backed securities - commercial	1,207	(18)	59,432	(16,868)	60,639	(16,886)
Corporate Securities	—	—	20,034	(3,474)	20,034	(3,474)
Obligations of states and political subdivisions	7,728	(89)	76,608	(12,871)	84,336	(12,960)
Total debt securities	$17,461	$(310)	$412,488	$(75,603)	$429,949	$(75,913)

As of June 30, 2025, the Company’s securities portfolio consisted of 245 securities, 220 of which were in an unrealized loss position. As of December 31, 2024, the Company’s securities portfolio consisted of 270 securities, 244 of which were in an unrealized

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management reviewed the collectability of these securities, taking into consideration such factors as financial condition of the issuers, credit ratings when available, reported capital ratios of the issuers, among other pertinent factors. Management also evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities. Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three and six months ended June 30, 2025. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.1 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Allowance for credit losses -investments:

Beginning balance	$—	$—
Provision for credit losses	—	(1,900)
Charge-offs	—	—
Recoveries	—	1,900
Ending balance	$—	$—

The recovery reflected in the table above represents the sale of the Signature Bank subordinated debt during the six months ended June 30, 2024. At June 30, 2025 management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Commercial and industrial	$248,838	$242,390
Commercial real estate	1,434,414	1,362,054
Commercial real estate construction	111,483	80,993
Residential real estate	71,169	74,973
Home equity	19,142	17,365
Consumer	32,756	37,976
Total Loans	$1,917,802	$1,815,751
Allowance for credit losses	(28,408)	(26,077)
Net Loans	$1,889,394	$1,789,674

Included in commercial and industrial loans as of June 30, 2025 and December 31, 2024 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $147 and $170, respectively.

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

The following tables present the activity in the allowance by portfolio segment for each of the three and six months ended June 30, 2025 and 2024: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended June 30, 2025
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,809	$19,295	$992	$1,642	$182	$453	$26,373
Provision for credit losses*	1,400	858	25	(27)	—	(41)	2,215
Charge-offs	(190)	—	—	—	—	(3)	(193)
Recoveries	6	—	—	—	—	7	13
Ending balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408

* The provision for credit losses on the income statement also includes approximately ($102) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Six Months Ended June 30, 2025
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	700	926	262	653	126	(188)	2,479
Charge-offs	(197)	—	—	—	—	(3)	(200)
Recoveries	21	—	—	—	—	31	52
Ending balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408

* The provision for credit losses on the income statement also includes approximately ($164) associated with off balance sheet ACL.

	Three Months Ended June 30, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,693	$17,493	$722	$977	$51	$537	$25,473
Provision for credit losses*	(1,158)	3,469	(70)	111	—	(43)	2,309
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	17	—	—	—	—	20	37
Ending balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815

* The provision for credit losses on the income statement also includes approximately ($99) associated with off balance sheet ACL.

	Six Months Ended June 30, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	(288)	3,089	(120)	101	—	(111)	2,671
Charge-offs	(7)	—	—	(94)	—	—	(101)
Recoveries	24	—	—	—	—	39	63
Ending balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815

* The provision for credit losses on the income statement also includes approximately ($201) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of June 30, 2025 and December 31, 2024:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
June 30, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,861	$902	$—	$—	$—	$—	$2,763
collectively evaluated for impairment	3,164	19,251	1,017	1,615	182	416	25,645
Total ending allowance balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408
Loans:
Ending balance:
individually evaluated for impairment	$9,590	$47,688	$—	$100	$828	$—	$58,206
collectively evaluated for impairment	239,248	1,386,726	111,483	71,069	18,314	32,756	1,859,596
Total ending loans balance	$248,838	$1,434,414	$111,483	$71,169	$19,142	$32,756	$1,917,802

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$388	$749	$—	$—	$—	$—	$1,137
collectively evaluated for impairment	4,113	18,478	755	962	56	576	24,940
Total ending allowance balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Loans:
Ending balance:
individually evaluated for impairment	$2,405	$35,050	$—	$60	$—	$83	$37,598
collectively evaluated for impairment	239,985	1,327,004	80,993	74,913	17,365	37,893	1,778,153
Total ending loans balance	$242,390	$1,362,054	$80,993	$74,973	$17,365	$37,976	$1,815,751

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $147 and $170 as of June 30, 2025 and December 31, 2024, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

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

As of June 30, 2025, the amortized cost basis of individually analyzed loans was $58.2 million, of which $45.5 million were considered collateral dependent. As of December 31, 2024, the amortized cost basis of individually analyzed loans was $37.6 million, of which $29.8 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2025 and December 31, 2024:

	At June 30, 2025		At December 31, 2024

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	44,537	794	29,714	563
Commercial real estate construction	—	—	—	—
Residential real estate (2)	100	—	60	—
Home equity (2)	828	—	—	—
Consumer	—	—	—	—
Total	$45,465	$794	$29,774	$563

(1) Commercial real estate – secured by various types of commercial real estate.

(2) Residential real estate – secured by residential real estate.

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2025 and December 31, 2024.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Commercial and industrial	$—	$—	$2,372	$293	$—	$—
Commercial real estate	7,424	6,000	8,414	6,000	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	100	6	100	6	—	—
Home equity	828	—	828	—	—	—
Consumer	—	—	—	—	—	—
Total	$8,352	6,006	$11,714	$6,299	$—	$—

As of June 30, 2025, the Company held $11.7 million in non-accrual balances and a related ACL of approximately $1.3 million. Within the non-accrual balances, $8.4 million of these loans had no ACL associated to them. As of December 31, 2024, the Company had $6.3 million in non-accrual loans and related ACL of approximately $186 thousand. Within the non-accrual balances, $6.0 million of these loans had no ACL associated related to them.

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulties and modified during the three and six months ended June 30, 2025 and 2024.

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

The following table presents the aging of the amortized cost in past-due loans as of June 30, 2025 and December 31, 2024 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
June 30, 2025
Commercial and industrial	$—	$1,500	$762	$2,262	$246,576
Commercial real estate	510	405	8,414	9,329	1,425,085
Commercial real estate construction	—	—	—	—	111,483
Residential real estate	—	—	97	97	71,072
Home equity	—	—	591	591	18,551
Consumer	—	—	—	—	32,756
Total	$510	$1,905	$9,864	$12,279	$1,905,523

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2024
Commercial and industrial	$—	$128	$150	$278	$242,112
Commercial real estate	141	398	6,000	6,539	1,355,515
Commercial real estate construction	—	—	—	—	80,993
Residential real estate	294	—	—	294	74,679
Home equity	—	—	—	—	17,365
Consumer	—	—	—	—	37,976
Total	$435	$526	$6,150	$7,111	$1,808,640

As of June 30, 2025 and December 31, 2024, loans in the process of foreclosure were $8,375 and $6,533 respectively, of which there were no loans secured by residential real estate.

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

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at June 30, 2025 and December 31, 2024 and gross charge-offs for the six months ended June 30, 2025 and the year ended December 31, 2024:

								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$17,993	29,491	40,128	33,286	31,720	62,774	—	—	$215,392
Special Mention	413	—	4,076	—	3,544	28	—	—	8,061
Substandard	1,091	10,378	2,151	11,281	259	225	—	—	25,385
Total Commercial and industrial	$19,497	39,869	46,355	44,567	35,523	63,027	—	—	$248,838
Current period gross charge-offs	197	—	—	—	—	—	—	—	197

Commercial real estate
Pass	$94,377	163,001	183,448	316,643	224,424	388,272	909	—	$1,371,074
Special Mention	—	—	5,127	4,784	—	8,059	—	—	17,970
Substandard	—	990	—	8,250	15,500	20,630	—	—	45,370
Total Commercial real estate	$94,377	163,991	188,575	329,677	239,924	416,961	909	—	$1,434,414
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$31,875	26,879	25,555	16,974	10,200	—	—	—	$111,483
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$31,875	26,879	25,555	16,974	10,200	—	—	—	$111,483
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$1,051	9,790	16,413	10,534	8,012	25,269	—	—	$71,069
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	100	—	—	100
Total Residential real estate	$1,051	9,790	16,413	10,534	8,012	25,369	—	—	$71,169
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$—	384	45	—	—	43	16,659	1,182	$18,313
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	829	—	829
Total Home Equity	$—	384	45	—	—	43	17,488	1,182	$19,142
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$1,764	7,747	17,451	1	—	966	4,827	—	$32,756
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	$1,764	7,747	17,451	1	—	966	4,827	—	$32,756
Current period gross charge-offs	—	—	—	—	—	3	—	—	3

Total Loans	$148,564	248,660	294,394	401,753	293,659	506,366	23,224	1,182	$1,917,802

Gross charge-offs	$197	—	—	—	—	3	—	—	$200

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $13,502 at June 30, 2025 and December 31, 2024.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$65,348	$—	$65,348	$—
Mortgage-backed securities	244,142	—	244,142	—
Corporate securities	22,546	—	19,601	2,945
Obligations of states and political subdivisions	78,778	—	78,778	—
Total securities available-for-sale	$410,814	$—	$407,869	$2,945

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2025. The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	June 30, 2025	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial Real Estate	$5,112	$—	$—	$5,112

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$2,800	$—	$—	$2,800

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $794 thousand and $563 thousand at June 30, 2025 and December 31, 2024, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024:

	Fair Value			Range
June 30, 2025	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial Real Estate	$5,112	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$2,800	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$175,606	$175,606	$175,606	$—	$—
Loans, net	1,889,394	1,828,792	—	—	1,828,792
Accrued interest receivable	10,465	10,465	—	2,071	8,394
Restricted investment in bank stocks	5,618	NA	—	—	—
Financial liabilities:
Deposits	2,276,723	2,276,045	2,132,431	143,614	—
FHLB advances, short term	21,000	20,961	—	20,961	—
FHLB advances, long term	10,000	10,006	—	10,006	—
Subordinated notes, net of issuance costs	19,626	25,092	—	25,092	—
Accrued interest payable	921	921	—	921	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$150,334	$150,334	$150,334	$—	$—
Loans, net	1,789,674	1,707,825	—	—	1,707,825
Accrued interest receivable	6,680	6,680	—	2,201	4,479
Restricted investment in bank stocks	9,716	NA	—	—	—
Financial liabilities:
Deposits	2,153,359	2,152,731	1,932,345	220,386	—
FHLB advances, short term	113,500	113,286	—	113,286	—
FHLB advances, long term	10,000	9,861	—	9,861	—
Subordinated notes, net of issuance costs	19,591	24,538	—	24,538	—
Accrued interest payable	655	655	—	655	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Non-interest bearing demand accounts	$687,120	$651,135
Interest-bearing demand accounts	429,330	331,115
Money market accounts	693,148	679,082
Savings accounts	322,832	271,014
Certificates of Deposit	144,293	221,013
Total deposits	$2,276,723	$2,153,359

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at June 30, 2025 and December 31, 2024 were $10.6 million and $11.6 million, respectively.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Scheduled maturities of time deposits for the next five years as of June 30, 2025, are as follows:

2025	$125,630
2026	9,317
2027	2,199
2028	7,147
$144,293

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $10.5 million and $19.4 million at June 30, 2025 and December 31, 2024, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	273	269	546	538
Expected return on plan assets	(457)	(479)	(915)	(958)
Amortization of transition cost	—	—	—	—
Amortization of net loss	74	74	148	147
Net periodic benefit cost/(income)	$(110)	$(136)	$(221)	$(273)

On March 16, 2023, the Board of Directors approved the Orange County Bancorp, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which provided for the issuance of 500,000 shares of Common Stock, plus the remaining shares under the 2019 plan. The restricted stock units granted, generally, will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant.

For the three months ended June 30, 2025 and 2024, the Company’s recognized stock-based compensation costs were $560 thousand and $879 thousand, respectively. For the six months ended June 30, 2025 and 2024 the Company’s recognized stock-based compensation costs of $1.0 million and $1.3 million, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock awards granted during the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, respectively. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

The following table summarizes the activity of RSUs during the six months ended June 30, 2025:

Restricted Stock Units
Non-vested RSUs at beginning of period	163,798
Granted	89,621
Vested	(59,007)
Forfeited	—
Non-vested RSUs at end of period	194,412

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 7 — Accumulated Other Comprehensive Income

The following is changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(52,228)	$(7,887)	$96	$(60,019)
Other comprehensive income/(loss) before reclassification, net	(2,075)	87	(3)	(1,991)
Less amounts reclassified from accumulated other comprehensive income	574	—	—	574
Net current period other comprehensive income/(loss)	(1,501)	87	(3)	(1,417)
Ending balance	$(53,729)	$(7,800)	$93	$(61,436)

	Six Months Ended June 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification	5,573	174	(6)	5,741
Less amounts reclassified from accumulated other comprehensive income	574	—	—	574
Net current period other comprehensive income/(loss)	6,147	174	(6)	6,315
Ending balance	$(53,729)	$(7,800)	$93	$(61,436)

	Three Months Ended June 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(61,345)	$(7,855)	$108	$(69,092)
Other comprehensive income/(loss) before reclassification	1,425	237	(3)	1,659
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	1,425	237	(3)	1,659
Ending balance	$(59,920)	$(7,618)	$105	$(67,433)

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

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

					Affected Line Item
	Amount Reclassified from Accumulated Other Comprehensive Income				in the Statement where
					Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2025	2024	2025	2024
Unrealized gains and losses on available-for-sale securities
Credit Loss Expense	$—	$—	$—	$—
Realized loss on securities available-for-sale	(727)	—	(727)	—	Investment security gains (losses)
Total before tax	(727)	—	(727)	—
Tax effect	(153)	—	(153)	—	Provision for income taxes
Net of tax	$(574)	$—	$(574)	$—

Amortization of defined benefit pension items
Transition asset	$—	$—	$—	$—	Other expense
Actuarial gains (losses)	—	—	—	—	Other expense
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Total reclassifications for the period, net of tax	$(574)	$—	$(574)	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025	2024
Noninterest Income
Service charges on deposit accounts	$		$
Overdraft fees		186		134	$335	$254
Other		148		98	289	213
Trust income		1,573		1,309	3,247	2,621
Investment advisory income		1,823		1,650	3,589	3,225
Investment securities gains (losses)(a)		(727)		—	(727)	—
Earnings on bank owned life insurance(a)		234		270	493	512
Proceeds from bank owned life insurance proceeds(a)		2,399		—	2,399	—
Gain on sale of assets(a)		1,236		—	1,236	—
Other(b)		444		346	811	668
Total Noninterest Income		$7,316		$3,807	$11,672	$7,493
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $281 and $268 for the three months ended June 30, 2025 and 2024, respectively, and $552 and $535 for the six months ended June 30, 2025 and 2024 that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $162 and $77 for the three months ended June 30, 2025 and 2024, respectively, and $259 and $133 for the six months ended June 30, 2025 and 2024 which are outside the scope of ASC 606.

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

The following tables present the statements of income and total assets for the Company’s reportable segments at or for the three and six months ended June 30, 2025 and 2024:

	At or for the three months ended June 30, 2025			At or for the six months ended June 30, 2025
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$25,140	$—	$25,140	$48,768	$—	$48,768
Noninterest income	3,920	3,396	7,316	4,836	6,836	11,672
Provision for credit loss - investments	—	—	—	—	—	—
Provision for credit loss	(2,113)	—	(2,113)	(2,315)	—	(2,315)
Noninterest expenses
Salaries	(5,508)	(1,305)	(6,813)	(11,217)	(2,501)	(13,718)
Employee benefits	(2,074)	(264)	(2,338)	(4,256)	(532)	(4,788)
Occupancy expense	(1,143)	(156)	(1,299)	(2,257)	(319)	(2,576)
Professional fees	(1,544)	(122)	(1,666)	(2,715)	(298)	(3,013)
Directors' fees and expenses	(303)	(16)	(319)	(604)	(21)	(625)
Computer software expense	(1,944)	(173)	(2,117)	(3,759)	(340)	(4,099)
FDIC assessment	(330)	—	(330)	(660)	—	(660)
Advertising expenses	(456)	(25)	(481)	(829)	(41)	(870)
Advisor expenses related to trust income	—	(22)	(22)	—	(44)	(44)
Telephone expenses	(190)	(13)	(203)	(384)	(26)	(410)
Intangible amortization	(72)	—	(72)	(143)	—	(143)
Other	(850)	(244)	(1,094)	(1,800)	(502)	(2,302)
Total noninterest expenses	(14,414)	(2,340)	(16,754)	(28,624)	(4,624)	(33,248)
Income tax expense	(2,906)	(222)	(3,128)	(5,247)	(465)	(5,712)
Net income	$9,627	$834	$10,461	$17,418	$1,747	$19,165
Total assets	$2,595,763	$10,500	$2,606,263	$2,595,763	$10,500	$2,606,263

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	At or for the three months ended June 30, 2024			At or for the six months ended June 30, 2024
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$24,119	$—	$24,119	$45,720	$—	$45,720
Noninterest income	848	2,959	3,807	1,647	5,846	7,493
Provision for credit loss- investments	—	—	—	1,900	—	1,900
Provision for credit loss	(2,210)	—	(2,210)	(2,470)	—	(2,470)
Noninterest expenses
Salaries	(5,626)	(1,247)	(6,873)	(11,165)	(2,446)	(13,611)
Employee benefits	(2,058)	(246)	(2,304)	(3,890)	(536)	(4,426)
Occupancy expense	(1,007)	(157)	(1,164)	(2,023)	(302)	(2,325)
Professional fees	(1,186)	(151)	(1,337)	(2,531)	(242)	(2,773)
Directors' fees and expenses	150	(25)	125	(165)	(32)	(197)
Computer software expense	(1,329)	(101)	(1,430)	(2,480)	(185)	(2,665)
FDIC assessment	(350)	—	(350)	(768)	—	(768)
Advertising expenses	(399)	(39)	(438)	(742)	(60)	(802)
Advisor expenses related to trust income	—	(32)	(32)	—	(65)	(65)
Telephone expenses	(176)	(12)	(188)	(349)	(26)	(375)
Intangible amortization	(71)	—	(71)	(143)	—	(143)
Other	(1,167)	(258)	(1,425)	(2,167)	(480)	(2,647)
Total noninterest expenses	(13,219)	(2,268)	(15,487)	(26,423)	(4,374)	(30,797)
Income tax expense	(1,871)	(145)	(2,016)	(4,034)	(309)	(4,343)
Net income	$7,667	$546	$8,213	$16,340	$1,163	$17,503
Total assets	$2,471,961	$9,196	$2,481,157	$2,471,961	9,196	$2,481,157

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

During June 2025, the Company completed a follow-on common stock offering with gross proceeds of approximately $46.0 million before discounts and expenses with net proceeds estimated at approximately $43.0 million. The Company downstreamed $41 million to the Bank. The offering issued approximately 2.0 million shares of common stock priced at $23.25.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at June 30, 2025 and at December 31, 2024 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Actual and required capital amounts and ratios are presented below at June 30, 2025 and December 31, 2024 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital to risk weighted assets	$344,844	17.61%	$156,675	8.00%	$193,396	9.875%	$195,844	10.00%
Tier 1 (Core) capital to risk weighted assets	320,316	16.36%	117,506	6.00%	154,227	7.875%	156,675	8.00%
Common Tier 1 (CET1) to risk weighted assets	320,316	16.36%	88,130	4.50%	124,850	6.375%	127,298	6.50%
Tier 1 (Core) Capital to average assets	320,316	12.40%	103,303	4.00%	N/A	N/A	129,129	5.00%
December 31, 2024
Total capital to risk weighted assets	$286,595	15.37%	$149,147	8.00%	$184,103	9.875%	$186,434	10.00%
Tier 1 (Core) capital to risk weighted assets	263,260	14.12%	111,860	6.00%	146,816	7.875%	149,147	8.00%
Common Tier 1 (CET1) to risk weighted assets	263,260	14.12%	83,895	4.50%	118,851	6.375%	121,182	6.50%
Tier 1 (Core) Capital to average assets	263,260	10.23%	102,986	4.00%	N/A	N/A	128,733	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can continue to capitalize on the growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 15 offices and one loan production office, continue to produce a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and HVIA, which combined had $1.8 billion in assets under management at June 30, 2025. As of June 30, 2025, our assets, loans, deposits and stockholders’ equity totaled $2.6 billion, $1.9 billion, $2.3 billion and $252.6 million, respectively.

At June 30, 2025, we operate from our main office and 14 branch offices. We own our main office in Middletown, New York, and three branch offices which are located in Chester, Newburgh and in Montgomery, New York. We lease eleven branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Bronx, Nanuet, and Yonkers, New York. The branches are leased under agreements that may be renewed for various periods. In addition, HVIA operates from leased offices located in Goshen, New York. At June 30, 2025 and December 31, 2024, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $14.9 million and $15.8 million, respectively.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. The methodology, assumptions, and governance of this CECL model have been codified in a policy document that was most recently reviewed and approved by the Company’s Audit & Risk Committee during the fourth quarter of 2024. While there were no fundamental changes to the CECL model during the quarter, management evaluated certain probability of default assumptions as well as the loss driver analysis. This evaluation resulted in adjustment of certain assumptions but were not considered significant changes to the model. Accordingly, management believes there were no significant changes to the critical accounting estimates during the three and six months ended June 30, 2025, and as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025 A summary of our accounting policies, including the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			June 30, 2025
			vs.
	As of June 30,	As of December 31,	December 31, 2024
	2025	2024	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,606,263	2,509,927	96,336	3.8%
Cash and due from banks	175,606	150,334	25,272	16.8%
Loans, net	1,889,394	1,789,674	99,720	5.6%
Investment securities, available for sale	410,814	443,775	(32,961)	(7.4)%
Deposits	2,276,723	2,153,359	123,364	5.7%
FHLB advances, short term	21,000	113,500	(92,500)	(81.5)%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	19,626	19,591	35	0.2%
Stockholders’ Equity	252,589	185,531	67,058	36.1%

Assets. Our total assets were $2.6 billion at June 30, 2025, an increase of $96.3 million, or 3.8%, from December 31, 2024. The increase was primarily driven by increases of $99.7 million in loans, net and $25.3 million in cash and due from banks, while investment securities, available for sale, decreased by $33.0 million during the six months ended June 30, 2025.

Cash and due from banks. Cash and due from banks increased $25.3 million, or 16.8%, to $175.6 million at June 30, 2025, from $150.3 million at December 31, 2024. The increase was mainly the result of the completion of a $46.0 million common stock follow-

on offering during the quarter combined with management’s focus on using deposit growth during the six months ended June 30, 2025 to maintain a strong liquidity position while paying down borrowings.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$248,691	12.97%	$242,220	13.34%
Commercial real estate	1,434,414	74.79%	1,362,054	75.01%
Commercial real estate construction	111,483	5.81%	80,993	4.46%
Residential real estate	71,169	3.71%	74,973	4.13%
Home equity	19,142	1.00%	17,365	0.96%
Consumer	32,756	1.71%	37,976	2.09%
PPP loans	147	0.01%	170	0.01%
Total loans	1,917,802	100.00%	1,815,751	100.00%
Allowance for credit losses	28,408		26,077
Total loans, net	$1,889,394		$1,789,674

Net loans increased $99.7 million, or 5.6%, and reached $1.9 billion at June 30, 2025 as compared to $1.8 billion at December 31, 2024. The growth was primarily due to an increase of $72.4 million related to commercial real estate loans as well as a $30.5 million increase in commercial real estate construction loans and an increase of $6.5 million in commercial and industrial loans offset by decreases in the residential real estate and consumer categories. Home equity loans also increased by $1.8 million during the six months ended June 30, 2025. Commercial real estate loans increased by $72.4 million, or 5.3%, to $1.4 billion at June 30, 2025. Construction loans increased $30.5 million, or 37.6%, to $111.5 million at June 30, 2025 from $81.0 million at December 31, 2024. Commercial and industrial loans experienced an increase of $6.5 million, or 2.7%, to $248.7 million at June 30, 2025 from $242.2 million at December 31, 2024. Consumer loans decreased $5.2 million, or 13.8%, to $32.8 million at June 30, 2025 from $38.0 million at December 31, 2024. Residential real estate loans decreased $3.8 million, or 5.1%, to $71.2 million at June 30, 2025 from $75.0 million at December 31, 2024. The overall diversification within the commercial real estate portfolio continues to provide stability while we remained focused on loan originations to new and existing customers during the three months and six months ended June 30, 2025 as well as our continued commitment to geographic expansion in our market area.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $11.7 million at June 30, 2025 as compared to $6.3 million at December 31, 2024.

	At June 30,	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$2,372	$293
Commercial real estate	8,414	6,000
Commercial real estate construction	—	—
Residential real estate	100	6
Home equity	828	—
Consumer	—	—
Total non-accrual loans	11,714	6,299
Accruing loans 90 days or more past due:
Commercial and industrial	—	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	11,714	6,299
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$11,714	$6,299
Ratios:
Total non-performing loans to total loans	0.61%	0.35%
Total non-performing loans to total assets	0.45%	0.25%
Total non-performing assets to total assets	0.45%	0.25%

Non-performing loans at June 30, 2025 totaled $11.7 million and consisted of $8.4 million related to commercial real estate loans, $2.4 million associated with commercial and industrial loans, $100 thousand of residential real estate loans, and $828 thousand of home equity loans. Although there were increases in other loan segments, the level of non-performing loans was still mainly related to one non-accrual commercial real estate office space loan participation which was classified as non-accrual during the second quarter of 2024. During the third quarter of 2024, this loan was written down by approximately $8.7 million from its principal balance of $14.7 million and remains at $6.0 million as of June 30, 2025. The other loans designated as non-accrual were based upon individual analysis and payment performance. We had no other real estate owned at June 30, 2025 and December 31, 2024.

Non-performing assets increased $5.4 million, or 86.0%, to $11.7 million, or 0.45% of total assets, at June 30, 2025 from $6.3 million, or 0.25% of total assets, at December 31, 2024 due to the increase in non-performing loans. Although an increase, the overall level of non-performing assets remains relatively stable at June 30, 2025. Management continues to focus on credit quality and attention to assets with potential concerns.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months or six months ended June 30, 2025.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At June 30,	At December 31,
	2025	2024

	(Dollars in thousands)
Classification of Assets:
Substandard	$71,684	$43,981
Doubtful	—	—
Loss	—	—
Total Classified Assets	$71,684	$43,981
Special Mention	$26,031	$20,851

On the basis of management’s review of our assets, we have classified $71.7 million of our assets at June 30, 2025 as substandard compared to $44.0 million at December 31, 2024, with the increase due to a combination of risk ratings resulting from certain trends and delinquencies within those loans. There were no doubtful assets as of June 30, 2025 and December 31, 2024. We designated $26.0 million of our assets at June 30, 2025 as special mention compared to $20.9 million designated as special mention at December 31, 2024.

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

As presented below, the allowance for credit losses increased by $593 thousand, or 2.1%, to $28.4 million, or 1.48% of total loans at June 30, 2025, from $27.8 million, or 1.60% of total loans at June 30, 2024. The increase in the allowance was primarily due to reserves associated with loan growth during the period combined with specific reserves on certain loans. The six months ended June 30, 2025 also included net charge-offs of approximately $148 thousand.

	At or for the Six Months Ended
	June 30,
	2025	2024

	(Dollars in thousands)
Balance at beginning of year	$26,077	$25,182
Charge-offs:
Commercial and industrial	197	7
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	94
Home equity	—	—
Consumer	3	—
PPP loans	—	—
Total charge-offs	200	101
Recoveries:
Commercial and industrial	21	24
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	31	39
Total recoveries	52	63
Net charge-offs (recoveries)	148	38
Provision for credit losses	2,479	2,671
Balance at end of period	$28,408	$27,815
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for credit losses to non-performing loans at end of period	242.51%	173.95%
Allowance for credit losses to total loans at end of period	1.48%	1.60%

For the six months ended June 30, 2025 and 2024, respectively, no category of loans had a net charge-off ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30, 2025		At December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$72,844	$65,348	$85,464	$76,154
Mortgage-backed securities	287,969	244,142	307,463	257,339
Corporate securities	25,501	22,546	23,508	20,034
Obligations of states and political subdivisions	92,510	78,778	103,132	90,248
Total	$478,824	$410,814	$519,567	$443,775

Available for sale securities decreased $33.0 million, or 7.4%, to $410.8 million at June 30, 2025, due primarily to the sale of approximately $15 million of investment securities combined with limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the six month period ended June 30, 2025.

We did not have held-to-maturity securities at June 30, 2025 and December 31, 2024.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At June 30, 2025			At December 31, 2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$687,120	30.18%	—	$651,135	30.24%	—
Interest bearing demand deposits	429,330	18.86%	0.52%	331,115	15.38%	0.42%
Money market deposits	693,148	30.44%	2.08%	679,082	31.54%	2.15%
Savings deposits	322,832	14.18%	1.40%	271,014	12.59%	1.25%
Certificates of deposit	144,293	6.34%	3.69%	221,013	10.26%	3.97%
Total	$2,276,723	100.00%	1.17%	$2,153,359	100.00%	1.31%

Total deposits increased $123.4 million, or 5.7%, to $2.3 billion at June 30, 2025 from $2.2 billion at December 31, 2024 driven by continued deposit growth focused on maintaining strong liquidity and commercial transaction accounts during the first six months of 2025. Non-interest-bearing demand deposits increased $36.0 million due to normal business activity and continued focus on transactional accounts during the first six months of 2025. Interest bearing demand deposits experienced a $98.2 million, or 29.7%, increase and money market deposits increased $14.1 million, while savings deposits increased by $51.8 million during the first six months of 2025 primarily related to our continued strategic focus on business account activity. At June 30, 2025, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.1 billion, or 93.7% of our total deposits. Certificates of deposit decreased by $76.7 million, or 34.7%, mainly from payoffs of brokered deposits during the six months ended June 30, 2025. We held approximately $106.5 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at June 30, 2025 as compared to $180.0 million at December 31, 2024. This decrease represents a strategic initiative to reduce short term brokered deposits during the period as a result of increased core deposits and allow for replacement of maturing brokered deposits with transactional customer deposits and lower interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $6.6 million and $83.8 million, respectively, at June 30, 2025 and the CDARS and ICS networks totaled $6.9 million and $92.5 million, respectively, at December 31, 2024. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 43% of total deposits as of June 30, 2025 and 39% of total deposits as of December 31, 2024.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $31.0 million at June 30, 2025 and $123.5 million at December 31, 2024 as we made the strategic decision to pay down Federal Home Loan Bank advances, short term, by approximately $92.5 million. This decrease represents the continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding. We have the unused capacity to borrow an additional $541.8 million from the Federal Home Loan Bank of New York as of June 30, 2025.

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

Stockholders’ Equity

Stockholders’ equity increased $67.1 million, or 36.1%, to $252.6 million at June 30, 2025 from $185.5 million at December 31, 2024. The increase was due to the combination of the completion of a follow-on common stock offering during the second quarter of 2025 with net proceeds of $43.0 million coupled with $10.5 million in net income and a decrease in unrealized losses of approximately $6.3 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive income (loss) (“AOCI”), net of taxes during the first six months of 2025 offset by dividends of $3.0 million during the period.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2025 and 2024. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.9 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively. Average deferred loan fees totaled $4.9 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,879,606	$28,100	6.00%	$1,728,195	$26,778	6.21%
PPP loans	152	3	7.92%	197	-	—%
Investment securities available for sale	432,657	3,083	2.86%	467,308	3,364	2.89%
Cash and due from banks and other	167,987	1,829	4.37%	160,498	2,048	5.12%
Restricted stock	5,773	209	14.52%	5,343	322	24.17%
Total interest-earning assets	2,486,175	33,224	5.36%	2,361,541	32,512	5.52%
Noninterest-earning assets	104,019			99,032
Total assets	$2,590,194			$2,460,573
Interest-bearing liabilities:
Interest-bearing demand deposits	$397,476	$489	0.49%	$394,697	$485	0.49%
Money market deposits	702,607	3,721	2.12%	666,460	3,796	2.28%
Savings deposits	301,586	1,046	1.39%	254,188	877	1.38%
Certificates of deposit	221,363	2,222	4.03%	184,363	2,114	4.60%
Total interest-bearing deposits	1,623,032	7,478	1.85%	1,499,708	7,272	1.94%
FHLB Advances and other borrowings	34,341	375	4.38%	76,923	890	4.64%
Subordinated notes	19,615	231	4.72%	19,544	231	4.74%
Total interest-bearing liabilities	1,676,988	8,084	1.93%	1,596,175	8,393	2.11%
Noninterest-bearing demand deposits	670,150			667,455
Other noninterest-bearing liabilities	27,436			25,717
Total liabilities	2,374,574			2,289,347
Total stockholders’ equity	215,620			171,226
Total liabilities and stockholders’ equity	$2,590,194			$2,460,573
Net interest income		$25,140			$24,119
Net interest rate spread(2)			3.43%			3.41%
Net interest-earning assets(3)	$809,187			$765,366
Net interest margin(4)			4.06%			4.10%
Average interest-earning assets to interest-bearing liabilities			148.3%			148.0%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,854,899	$55,411	6.02%	$1,733,197	$52,389	6.06%
PPP loans	157	6	7.71%	203	3	2.96%
Investment securities available for sale	437,191	6,205	2.86%	474,419	6,796	2.87%
Cash and due from banks and other	157,381	3,182	4.08%	155,047	3,713	4.80%
Restricted stock	6,871	327	9.60%	8,119	684	16.90%
Total interest-earning assets	2,456,499	65,131	5.35%	2,370,985	63,585	5.38%
Noninterest-earning assets	102,995			96,839
Total assets	$2,559,494			$2,467,824
Interest-bearing liabilities:
Interest-bearing demand deposits	$377,378	$891	0.48%	$377,492	$922	0.49%
Money market deposits	694,263	7,356	2.14%	643,244	7,151	2.23%
Savings deposits	285,393	1,903	1.34%	245,009	1,662	1.36%
Certificates of deposit	222,173	4,446	4.04%	197,003	4,528	4.61%
Total interest-bearing deposits	1,579,207	14,596	1.86%	1,462,748	14,263	1.96%
FHLB Advances and other borrowings	59,536	1,306	4.42%	122,203	3,141	5.15%
Subordinated notes	19,606	461	4.74%	19,535	461	4.73%
Total interest-bearing liabilities	1,658,349	16,363	1.99%	1,604,486	17,865	2.23%
Noninterest-bearing demand deposits	668,864			667,947
Other noninterest-bearing liabilities	28,665			27,081
Total liabilities	2,355,878			2,299,514
Total stockholders’ equity	203,616			168,310
Total liabilities and stockholders’ equity	$2,559,494			$2,467,824
Net interest income		$48,768			$45,720
Net interest rate spread(2)			3.36%			3.15%
Net interest-earning assets(3)	$798,150			$766,499
Net interest margin(4)			4.00%			3.87%
Average interest-earning assets to interest-bearing liabilities			148.1%			147.8%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,263	$(941)	$1,322	$3,438	$(416)	$3,022
PPP loans	(1)	4	3	(8)	11	3
Investment securities available for sale	(246)	(35)	(281)	(566)	(25)	(591)
Cash and due from banks	81	(300)	(219)	27	(558)	(531)
Other	15	(128)	(113)	(62)	(295)	(357)
Total interest-earning assets	2,112	(1,400)	712	2,829	(1,283)	1,546
Interest-bearing liabilities:
Interest-bearing demand deposits	4	—	4	(5)	(26)	(31)
Money market deposits	190	(265)	(75)	533	(328)	205
Savings deposits	165	4	169	260	(19)	241
Certificates of deposit	371	(263)	108	488	(570)	(82)
Total interest-bearing deposits	730	(524)	206	1,276	(943)	333

Federal Home Loan Bank advances	(464)	(51)	(515)	(1,392)	(443)	(1,835)
Subordinated notes	—	(1)	—	—	—	—
Total interest-bearing liabilities	266	(576)	(309)	(116)	(1,386)	(1,502)
Change in net interest income	$1,846	$(824)	$1,021	$2,945	$103	$3,048

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount ($)	Percentage %	2025	2024	Amount ($)	Percentage %

	(Dollars in thousands)				(Dollars in thousands)
Interest income	$33,224	$32,512	$712	2.2%	$65,131	$63,585	$1,546	2.4%
Interest expense	8,084	8,393	(309)	(3.7)%	16,363	17,865	(1,502)	(8.4)%
Net interest income	25,140	24,119	1,021	4.2%	48,768	45,720	3,048	6.7%
Provision for credit losses - investments	—	—	—	—%	—	(1,900)	1,900	(100.0)%
Provision for credit losses	2,113	2,210	(97)	(4.4)%	2,315	2,470	(155)	(6.3)%
Noninterest income	7,316	3,807	3,509	92.2%	11,672	7,493	4,179	55.8%
Noninterest expense	16,754	15,487	1,267	8.2%	33,248	30,797	2,451	8.0%
Provision for income taxes	3,128	2,016	1,112	55.2%	5,712	4,343	1,369	31.5%
Net income	10,461	8,213	2,248	27.4%	19,165	17,503	1,662	9.5%

General. Net income increased $2.2 million, or 27.4%, to $10.5 million for the three months ended June 30, 2025 from $8.2 million for the three months ended June 30, 2024. The increase was driven primarily by an increase of $1.0 million related to net interest income growth and an increase of $3.5 million in noninterest income, partially offset by an increase in noninterest expense of $1.3 million during the second quarter of 2025 as compared to the same quarter in 2024. Net income for the six months ended June 30, 2025 was $19.2 million, as compared to $17.5 million for the same period in 2024. The overall increase was driven by $3.1 million of net interest income growth combined with increased noninterest income of $4.2 million partially offset by an increase in noninterest expense of $2.5 million during the first six months of 2025 as compared to the same prior year period. The increase in non-interest income includes the recognition of gain associated with the sale of a branch location coupled with a Bank Owned Life Insurance gain related to policy proceeds from a death benefit.

Interest Income. Interest income increased $712 thousand, or 2.2%, to $33.2 million for the three months ended June 30, 2025 from $32.5 million for the three months ended June 30, 2024. This increase was driven by a $124.6 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $151.4 million, or 8.8%, between the three months ended June 30, 2025 and June 30, 2024. During the period, the average yield of interest-earning assets decreased by 16 basis points from 5.52% for the three months ended June 30, 2024 to 5.36% for the three months ended June 30, 2025 as a result of the lower interest rate environment.

Interest income increased $1.5 million, or 2.4%, for the six months ended June 30, 2025 reaching $65.1 million from $63.6 million for the six months ended June 30, 2024. This increase was driven by an $85.5 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (net of PPP loans) grew $121.7 million, or 7.0%, between the six months ended June 30, 2025 and June 30, 2024. During the period, the average yield of interest-earning assets decreased by three basis points from 5.38% for the six months ended June 30, 2024 to 5.35% for the six months ended June 30, 2025 as a result of the lower interest rate environment.

Interest income on loans, net of PPP loans, increased by $1.3 million, or 4.9%, to $28.1 million during the three months ended June 30, 2025 from $26.8 million during the three months ended June 30, 2024. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans). The average balance of these loans increased by $151.4 million, or 8.8%, to $1.9 billion for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in the average balance of loans was due to growth in commercial real estate loan balances, including commercial real estate construction, as well as growth in our commercial and industrial loan portfolio. The average yield on loans, excluding PPP loans, decreased by 21 basis points to 6.00% for the three months ended June 30, 2025 from 6.21% for the three months ended June 30, 2024 as a result of the lower interest rate environment and competitive rate pressure within the market.

For the six months ended June 30, 2025, interest income on loans, net of PPP loans, increased by $3.0 million, or 5.8%, reaching $55.4 million as compared to $52.4 million for the six months ended June 30, 2024. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) of $121.7 million between the six months ended June 30, 2025 and June 30, 2024. The increase in average loans outstanding was due to increases in commercial real estate balances, commercial real estate construction loans, and in the commercial and industrial segment of the loan portfolio. This increase in production was offset by a decrease in average yield on loans, excluding PPP loans, for the six month periods from 6.06% in 2024 to 6.02% in 2025. The decrease in the average yield on loans was driven by the effect of the lower interest rate environment during 2025 and competitive rate pressure within the market.

Interest income on securities decreased by $281 thousand to $3.1 million during the three months ended June 30, 2025 from $3.4 million during the three months ended June 30, 2024. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the current period due to certain maturities and securities sales. The average balance of securities decreased by $34.7 million, or 7.4%, to $432.7 million for the three months ended June 30, 2025 compared to $467.3 million for the three months ended June 30, 2024. The average yield on investment securities decreased by three basis points overall from 2.89% for the three months ended June 30, 2024 to 2.86% for the three months ended June 30, 2025. The decrease in the average yield reflected the continued maturity of lower yielding investments as well as the impact of $15.0 million in securities sold at the end of the current period.

For the six months ended June 30, 2025, interest income on securities decreased by $591 thousand, or 8.7%, to $6.2 million during the period from $6.8 million during the six months ended June 30, 2024. The decrease in interest income on securities was due to a decrease in the average balance of securities during the current period. The average balance of securities decreased by $37.2 million, or 7.8%, to $437.2 million for the six months ended June 30, 2025 compared to $474.4 million for the six months ended June 30, 2024 due to certain maturities as well as a result of securities sold at the end of the current period. The average yield on investment securities decreased by one basis point overall from 2.87% for the six months ended June 30, 2024 to 2.86% for the six months ended June 30, 2025. The decrease in the average yield on securities was related to the maturity of lower yielding securities during the first half of 2025 and the impact of the securities sold at period end.

Interest Expense. Interest expense decreased $309 thousand, or 3.7%, to $8.1 million for the three months ended June 30, 2025 from $8.4 million for the three months ended June 30, 2024. The decreased interest expense was primarily the result of the lower interest rate environment and the effect of increased core deposits on overall interest costs. The average rate paid on interest-bearing liablities decreased nine basis points to 1.85% during the three months ended June 30, 2025 as compared to 1.94% for the three month period ended June 30, 2024. The average balance of interest-bearing liabilities increased by $80.8 million, or 5.1%, reaching $1.7 billion for the three months ended June 30, 2025 from $1.6 billion for the three months ended June 30, 2024.

Interest expense decreased $1.5 million, or 8.4%, to $16.4 million for the six months ended June 30, 2025 from $17.9 million for the six months ended June 30, 2024. The decrease in interest expense reflects the lower interest rate environment combined with the continuing effect of increased core deposits on overall deposit and funding costs during the period. The average rate paid on interest-bearing liabilities decreased 24 basis points to 1.99% during the six months ended June 30, 2025 as compared to 2.23% for the six month period ended June 30, 2024. The average balance of interest-bearing liabilities increased by $53.9 million, or 3.4%, to $1.7 billion for the six months ended June 30, 2025 as compared to $1.6 billion for the six months ended June 30, 2024.

Interest expense on interest-bearing deposits increased by $206 thousand to $7.5 million for the three months ended June 30, 2025 from $7.3 million for the three months ended June 30, 2024. The increase in interest expense on interest-bearing deposits was due mainly to the increase in the average balance of interest bearing deposits. The average balance of interest-bearing deposits increased by $123.3 million, or 8.2%, to $1.6 billion for the three months ended June 30, 2025 as compared to $1.5 billion for the three months ended June 30, 2024 as a result of the increases in the average balances of all categories, but primarily due to the combination of increases in money market accounts, savings accounts, and certificates of deposit. The average cost of interest-bearing deposits decreased nine basis points to 1.85% during the three months ended June 30, 2025 as compared to 1.94% for the three months ended June 30, 2024.

During the six months ended June 30, 2025, interest expense on interest-bearing deposits increased by $333 thousand, or 2.3%, to $14.6 million during the six months ended June 30, 2025 from $14.3 million during the six months ended June 30, 2024. The increase in interest expense on interest-bearing deposits for the six month period ended June 30, 2025 as compared to the same prior year period represents the effect of higher average balances of interest bearing deposits. The average balance of interest-bearing deposits increased by $116.5 million, or 8.0%, to $1.6 billion for the six months ended June 30, 2025 as compared to $1.5 billion for the six months ended June 30, 2024 primarily as a result of the increases in the average balances of certificates of deposit, money market accounts, and savings accounts. The average cost of interest-bearing deposits decreased 10 basis points to 1.86% for the six months ended June 30, 2025 as compared to 1.96% for the six months ended June 30, 2024.

We also expensed a level amount of approximately $231 thousand in interest expense for both the three months ended June 30, 2025 and 2024 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. In addition, we expensed $461 thousand in interest expense for both the six months ended June 30, 2025 and June 30, 2024. These flat interest costs represent the debt service required as part of the 2020 subordinated notes.

The interest expense related to borrowings in the second quarter of 2025 decreased to $375 thousand at an average cost of 4.38% as compared to interest expense of $890 thousand at an average cost of 4.64% for the same period in 2024. The second quarter 2025 average FHLB and other borrowings decreased to $34.3 million compared to $76.9 million of average FHLB and other borrowings in the same quarter of 2024. The decrease in average borrowings was the direct result of paydowns driven by increased deposits during the current period. Management was able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce related interest costs.

The interest expense related to the FHLB and other borrowing for the first six months of 2025 decreased to $1.3 million as compared to $3.1 million for the first six months of 2024. For the six months ended June 30, 2025, average FHLB and other borrowings decreased to $59.5 million with an average cost of 4.42% compared to $122.2 million of average FHLB and other borrowings with an average cost of 5.15% for the same period in 2024. The decrease in average borrowings was the direct result of paydowns driven by increased deposits during the current period.

Net Interest Income. Net interest income increased $1.0 million, or 4.2%, to $25.1 million for the three months ended June 30, 2025 from $24.1 million for the three months ended June 30, 2024 due to the increase in income from average interest earning assets and the reduction of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 2 basis points to

3.43% for the three months ended June 30, 2025 from 3.41% for the three months ended June 30, 2024, reflecting a 16 basis points decrease in the average yield on interest-earning assets offset by an 18 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin was reduced by four basis points to 4.06% for the three months ended June 30, 2025 from 4.10% for the three months ended June 30, 2024 due to tightening associated with the lower interest rate environment as well as the impact of managed funding and deposit costs during the period.

For the six months ended June 30, 2025, net interest income increased $3.1 million, or 6.7%, to $48.8 million from $45.7 million for the six months ended June 30, 2024 due to an increase in net interest margin combined with increased average interest earning assets for the current period. The net interest margin increased 13 basis points to 4.00% for the six months ended June 30, 2025 from 3.87% for the six months ended June 30, 2024. Net interest rate spread grew by 21 basis points to 3.36% for the six months ended June 30, 2025 from 3.15% for the six months ended June 30, 2024.

Provision for Credit Losses. The Company recognized a provision for credit losses of $2.1 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024. The decreased provision for the three months ended June 30, 2025 as compared to the same period in 2024 reflected lower levels of specific reserves associated with certain loans during the second quarter of 2025 as compared to the second quarter of 2024 offset by loan portfolio growth during the current period. The allowance for credit losses to total loans was 1.48% as of June 30, 2025, an increase of four basis points, or 2.8%, versus 1.44% as of December 31, 2024.

For the six months ended June 30, 2025, the provision for credit losses totaled $2.3 million as compared to $570 thousand for the six months ended June 30, 2024. The provision for the six months ended June 30, 2025 represented the effect of lower levels of specific reserves associated with certain loans during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 offset by loan portfolio growth during the current period, while the provision for the six months ended June 30, 2024 included the recognition of a $1.9 million recovery associated with the 2023 write off of the Signature Bank subordinated debt in the amount of $5.0 million made during the six months ended June 30, 2023 as well as the additional provision related to a nonaccrual commercial real estate loan participation identified during the second quarter of 2024.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$334	$232	$102	44.0%	$624	$467	$157	33.6%
Trust income	1,573	1,309	264	20.2%	3,247	2,621	626	23.9%
Investment advisory income	1,823	1,650	173	10.5%	3,589	3,225	364	11.3%
Investment securities gains(losses)	(727)	—	(727)	(100.0)%	(727)	—	(727)	(100.0)%
Earnings on bank owned life insurance	234	270	(36)	(13.3)%	493	512	(19)	(3.7)%
Proceeds from bank owned life insurance benefit	2,399	—	2,399	100.0%	2,399	—	2,399	100.0%
Gain on sale of assets	1,236	—	1,236	100.0%	1,236	—	1,236	100.0%
Other	444	346	98	28.3%	811	668	143	21.4%
Total noninterest income	$7,316	$3,807	$3,509	92.2%	$11,672	$7,493	$4,179	55.8%

Noninterest income increased by $3.5 million, or 92.2%, reaching $7.3 million for the three months ended June 30, 2025 as compared to $3.8 million for the three months ended June 30, 2024. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 14.8% increase quarter-over-quarter, to $3.4 million for the second quarter of 2025 as compared to $3.0 million for the second quarter of 2024 as a result of continued growth in asset values during the current period. During the same period, assets-under-management increased to $1.8 billion at June 30, 2025 from $1.7 billion at June 30, 2024. Additionally, the second quarter of 2025 included the recognition of a $1.2 million gain associated with the sale of a branch location and approximately $2.4 million of income associated with BOLI payments related to death benefit proceeds offset by a loss of $727 thousand recorded on the sale of certain securities to reposition a portion of the investment portfolio and replace with higher yielding securities.

For the six months ended June 30, 2025, noninterest income increased by $4.2 million, or 55.8%, to $11.7 million as compared to $7.5 million for the six months ended June 30, 2024. Our Wealth Management division revenues increased and represented a 16.9% increase reaching $6.8 million for the six month period ended June 30, 2025 from $5.8 million for the six month period ended June 30, 2024 as a result of continued growth in asset values and related fees during the current period. The six months ended June 30, 2025 also included the impact associated with the branch location sale, the BOLI proceeds, and the investment portfolio repositioning as described above.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries	$6,813	$6,873	$(60)	(0.9)%	$13,718	$13,611	$107	0.8%
Employee benefits	2,338	2,304	34	1.5%	4,788	4,426	362	8.2%
Occupancy expense	1,299	1,164	135	11.6%	2,576	2,325	251	10.8%
Professional fees	1,666	1,337	329	24.6%	3,013	2,773	240	8.7%
Directors’ fees and expenses	319	(125)	444	(355.2)%	625	197	428	217.3%
Computer software expense	2,117	1,430	687	48.0%	4,099	2,665	1,434	53.8%
FDIC assessment	330	350	(20)	(5.7)%	660	768	(108)	(14.1)%
Advertising expenses	481	438	43	9.8%	870	802	68	8.5%
Advisor expenses related to trust income	22	32	(10)	(31.3)%	44	65	(21)	(32.3)%
Telephone expenses	203	188	15	8.0%	410	375	35	9.3%
Intangible amortization	72	71	1	1.4%	143	143	—	—%
Other	1,094	1,425	(331)	(23.2)%	2,302	2,647	(345)	(13.0)%
Total noninterest expense	$16,754	$15,487	$1,267	8.2%	$33,248	$30,797	$2,451	8.0%

Non-interest expense was $16.8 million for the second quarter of 2025, reflecting an increase of approximately $1.3 million, or 8.2%, as compared to $15.5 million for the same period in 2024. The increase in non-interest expense for the current three-month period was due primarily to continued investment in overall Company growth, computer software expense, professional fees, and occupancy expense. Our efficiency ratio was 51.6% for the three months ended June 30, 2025, from 55.5% for the same period in 2024.

Non-interest expense was $33.3 million for the first half of 2025, reflecting an increase of approximately $2.5 million, or 8.0%, as compared to $30.8 million for the same period in 2024. The increase in non-interest expense for the current six month period was also due to continued investment in overall Company growth, primarily, increases in salaries and benefits, computer software expense, occupancy expense, and professional fees. For the six months ended June 30, 2025, our efficiency ratio was 55.0% as compared to 57.9% for the same period in 2024.

Provision for Income Tax. Our provision for income taxes for the three months ended June 30, 2025 was $3.1 million, compared to $2.0 million for the same period in 2024. The increase for the current period was due to higher income before income taxes during the quarter. Our effective tax rate for the three-month period ended June 30, 2025 was 23.0%, as compared to 19.7% for the same period in 2024. For the six months ended June 30, 2025, our provision for income taxes was $5.7 million, as compared to $4.3 million for the six months ended June 30, 2024. The increase for the current period was due to the increase in income before income taxes during the current six month period. Our effective tax rate for the six-month period ended June 30, 2025 was 23.0%, as compared to 19.9% for the same period in 2024. The growth of the effective tax rates for the 2025 second quarter and six month periods was due to a reclassification of state tax expense and the increase in proportion of pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2025 as compared to 2024.

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

The following table presents the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended June 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$25,140	$—	$25,140	$24,119	$—	$24,119
Noninterest income	3,920	3,396	7,316	848	2,959	3,807
Provision for credit loss- investments	—	—	—	—	—	—
Provision for credit loss	(2,113)	—	(2,113)	(2,210)	—	(2,210)
Noninterest expenses	(14,414)	(2,340)	(16,754)	(13,219)	(2,268)	(15,487)
Income tax expense	(2,906)	(222)	(3,128)	(1,871)	(145)	(2,016)
Net income	$9,627	$834	$10,461	$7,667	$546	$8,213

	At or for the Six Months Ended June 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$48,768	$—	$48,768	$45,720	$—	$45,720
Noninterest income	4,836	6,836	11,672	1,647	5,846	7,493
Provision for credit loss - investments	—	—	—	1,900	—	1,900
Provision for credit loss	(2,315)	—	(2,315)	(2,470)	—	(2,470)
Noninterest expenses	(28,624)	(4,624)	(33,248)	(26,423)	(4,374)	(30,797)
Income tax expense	(5,247)	(465)	(5,712)	(4,034)	(309)	(4,343)
Net income	$17,418	$1,747	$19,165	$16,340	$1,163	$17,503
Assets under management and/or administration (AUM) (market value)	$—	$1,827,989	$1,827,989	$—	$1,715,057	$1,715,057
Total assets	$2,595,763	$10,500	$2,606,263	$2,471,961	$9,196	$2,481,157

The market value of assets under management and/or administration at June 30, 2025 was $1.8 billion as compared to $1.7 billion at June 30, 2024. This includes assets held at both Orange Bank & Trust Company and HVIA at June 30, 2025 and 2024.

Our income related to our wealth management business segment, which we record as noninterest income, increased $437 thousand or 14.8%, to $3.4 million for the three months ended June 30, 2025 compared to $3.0 million for the three months ended June 30, 2024. The increase was mainly due to the impact of equity markets. Our income related to our wealth management business segment increased $990 thousand, or 16.9%, to $6.8 million for the six months ended June 30, 2025 compared to $5.8 million for the six months ended June 30, 2024. The increase was mainly due to the impact of equity markets.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $72 thousand, or 3.2%, to $2.3 million for the three months ended June 30, 2025 remaining relatively level with the three months ended June 30, 2024. The increase in expenses was primarily due to continued growth of the business unit and continued investment in technology during the period. For the six months ended June 30, 2025, our expenses related to our wealth management business segment increased $250 thousand, or 5.7%, to $4.6 million for the six months ended June 30, 2025 compared to $4.4 million for the six months ended June 30, 2024. The increase in expenses was primarily due to the growth and investment within the business unit and its related operations as well as costs associated with certain managed trust assets.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2025 and December 31, 2024, cash and due from banks totaled $175.6 million and $150.3 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $410.8 million at June 30, 2025 and $443.8 million at December 31, 2024.

Certificates of deposit due within one year of June 30, 2025 totaled $134.1 million, or 93.0% of total certificates of deposit. The largest concentration of certificates of deposit at June 30, 2025 represented brokered deposits in the amount of $106.5 million for diversified funding purposes.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2025, we had a total of $90.4 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as well as other correspondent banks. At June 30, 2025, we had a total capacity of $628.2 million at the Federal Home Loan Bank of New York, of which $76.4 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At June 30, 2025, we also held $74.3 million of collateral at the Federal Reserve Bank of New York which could be utilized to provide additional funding through the discount window. We also maintain additional borrowing capacity of $20.0 million of discretionary lines of credit with correspondent banks at June 30, 2025 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at June 30, 2025. There were no outstanding borrowings with ACBB at June 30, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $114 thousand and $11.5 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $46.1 million for the six months ended June 30, 2025 and net cash from investing activities was $47.6 million for the six months ended June 30, 2024. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $71.4 million for the six months ended June 30, 2025 and net cash used by financing activities was $16.9 million for the six months ended June 30, 2024.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At June 30, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at June 30, 2025 and December 31, 2024.

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

At June 30, 2025, we had $417.7 million in loan commitments outstanding. We also had $17.3 million in standby letters of credit at June 30, 2025.

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

The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of June 30, 2025.

At June 30, 2025

Change in Interest Rates	Net Interest Income Change	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)

+200	$3,682	3.43%
+100	$2,036	1.89%
—	$—	—%
-100	$(2,226)	(2.07)%
-200	$(4,505)	(4.19)%

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

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of June 30, 2025.

At June 30, 2025
		Estimated Increase (Decrease)
		in EVE

	Estimated
Change in Interest Rates (basis points)	EVE	Amount	Percent
(Dollars in thousands)
+400	$652,272	$37,939	5.82%
+300	645,887	31,554	5.14%
+200	636,930	22,597	3.68%
+100	630,602	16,269	2.58%
—	614,333	—	—%
-100	589,070	(25,263)	(4.11)%

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2025 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of a non-performing commercial real estate loan participation. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. As of June 30, 2025, the litigation is currently in the discovery stage.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2025 none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: August 11, 2025

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)