Form 10-Q
period 2025-09-30
Orange County Bancorp, Inc. /DE/
filed 2025-11-10
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, there were 13,366,740 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$189,880	$150,334
Investment securities – available-for-sale (amortized cost $482,994, net of allowance for credit losses of $0 at September 30, 2025 and $519,567, net of allowance for credit losses of $0 at December 31, 2024)	426,631	443,775
Restricted investment in bank stocks	6,916	9,716
Loans	1,935,676	1,815,751
Allowance for credit losses	(29,287)	(26,077)
Loans, net	1,906,389	1,789,674
Premises and equipment, net	15,167	15,808
Accrued interest receivable	10,514	6,680
Bank owned life insurance	32,384	42,257
Goodwill	5,359	5,359
Intangible assets	607	821
Other assets	42,603	45,503
TOTAL ASSETS	$2,636,450	$2,509,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$711,951	$651,135
Interest bearing	1,566,919	1,502,224
Total deposits	2,278,870	2,153,359
FHLB advances, short term	22,500	113,500
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	24,483	19,591
Accrued expenses and other liabilities	30,477	27,946
TOTAL LIABILITIES	2,366,330	2,324,396
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 13,374,757 and 11,366,608 issued; 13,366,740 and 11,350,158 outstanding, at September 30, 2025 and December 31, 2024, respectively	3,344	2,842
Surplus	164,717	120,896
Retained Earnings	154,409	129,919
Accumulated other comprehensive income (loss), net of taxes	(52,151)	(67,751)
Treasury stock, at cost; 8,017 and 16,450 shares at September 30, 2025 and December 31, 2024, respectively	(199)	(375)
TOTAL STOCKHOLDERS’ EQUITY	270,120	185,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,636,450	$2,509,927

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$29,839	$26,375	$85,256	$78,767
Interest on investment securities:
Taxable	2,641	2,645	8,036	8,976
Tax exempt	506	573	1,643	1,722
Interest on Federal funds sold and other	1,542	1,843	4,724	5,556
TOTAL INTEREST INCOME	34,528	31,436	99,659	95,021
INTEREST EXPENSE
Savings and NOW accounts	5,496	5,432	15,646	15,167
Time deposits	852	1,213	5,298	5,741
FHLB advances	616	1,593	1,922	4,734
Subordinated notes	617	230	1,078	691
TOTAL INTEREST EXPENSE	7,581	8,468	23,944	26,333
NET INTEREST INCOME	26,947	22,968	75,715	68,688
Provision (recovery) for credit losses - investments	—	—	—	(1,900)
Provision for credit losses - loans	3,876	7,191	6,191	9,661
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	23,071	15,777	69,524	60,927
NONINTEREST INCOME
Service charges on deposit accounts	377	270	1,001	737
Trust income	1,578	1,379	4,825	4,000
Investment advisory income	1,957	1,741	5,547	4,966
Investment securities gains(losses), net	159	—	(568)	—
Earnings on bank owned life insurance	190	39	683	551
Proceeds from bank owned life insurance benefit	1,191	—	3,590	—
Gain on sale of assets	—	—	1,236	—
Other	1,335	745	2,146	1,413
TOTAL NONINTEREST INCOME	6,787	4,174	18,460	11,667
NONINTEREST EXPENSE
Salaries	7,378	6,687	21,096	20,298
Employee benefits	2,419	2,269	7,207	6,695
Occupancy expense	1,280	1,222	3,856	3,547
Professional fees	1,380	1,557	4,393	4,330
Directors’ fees and expenses	314	584	939	781
Computer software expense	1,785	1,526	5,884	4,191
FDIC assessment	330	210	990	978
Advertising expenses	481	364	1,351	1,166
Advisor expenses related to trust income	22	30	66	95
Telephone expenses	220	190	630	565
Intangible amortization	71	71	214	214
Other	1,160	1,237	3,463	3,884
TOTAL NONINTEREST EXPENSE	16,840	15,947	50,089	46,744
Income before income taxes	13,018	4,004	37,895	25,850
Provision for income taxes	2,999	788	8,711	5,131
NET INCOME	$10,019	$3,216	$29,184	$20,719

Basic and diluted earnings per share	$0.75	$0.28	$2.39	$1.84
Weighted average shares outstanding	13,337,890	11,307,808	12,228,878	11,287,182

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$10,019	$3,216	$29,184	$20,719
Other comprehensive income:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	11,806	16,218	18,861	11,417
Reclassification adjustment for (gains)/ losses included in net income	(159)	—	568	—
Tax effect	2,446	3,406	4,081	2,398
Net of tax	9,201	12,812	15,348	9,019
Defined benefit pension plans:
Net gain/(loss) arising during the period	110	300	330	900
Tax effect	23	63	69	189
Net of tax	87	237	261	711
Deferred compensation liability:
Unrealized loss	(4)	(3)	(12)	(11)
Tax effect	(1)	(1)	(3)	(3)
Net of tax	(3)	(2)	(9)	(8)
Total other comprehensive income	9,285	13,047	15,600	9,722
Total comprehensive income	$19,304	$16,263	$44,784	$30,441

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2025	$3,343	$164,752	$146,129	$(61,436)	$(199)	$252,589
Net income	—	—	10,019	—	—	10,019
Other comprehensive income, net of taxes	—	—	—	9,285	—	9,285
Cash dividends declared ($0.13 per share)	—	—	(1,739)	—	—	(1,739)
Stock-based compensation (3,828 shares)	1	90	—	—	—	91
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	—	(125)	—	—	—	(125)
Balance, September 30, 2025	$3,344	$164,717	$154,409	$(52,151)	$(199)	$270,120

Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	29,184	—	—	29,184
Other comprehensive income, net of taxes	—	—	—	15,600	—	15,600
Cash dividends declared ($0.39 per share)	—	—	(4,694)	—	—	(4,694)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (44,013 shares)	7	756	—	—	334	1,097
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	43,065	—	—	—	43,560
Balance, September 30, 2025	$3,344	$164,717	$154,409	$(52,151)	$(199)	$270,120

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2024	2,842	120,602	122,262	(67,433)	(729)	177,544
Net income	—	—	3,216	—	—	3,216
Other comprehensive income, net of taxes	—	—	—	13,047	—	13,047
Cash dividends declared ($0.12 per share)	—	—	(1,304)	—	—	(1,304)
Treasury stock purchased (6,714 shares)	—	—	—	—	(196)	(196)
Stock-based compensation (27,624 shares)	—	272	—	—	515	787
Balance, September 30, 2024	$2,842	$120,874	$124,174	$(54,386)	$(410)	$193,094

Balance, January 1, 2024	$2,842	$120,392	$107,361	$(64,108)	$(1,111)	$165,376
Net income	—	—	20,719	—	—	20,719
Other comprehensive income, net of taxes	—	—	—	9,722	—	9,722
Cash dividends declared ($0.35 per share)	—	—	(3,906)	—	—	(3,906)
Treasury stock purchased (19,414 shares)	—	—	—	—	(489)	(489)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (65,044 shares)	—	477	—	—	1,190	1,667
Balance, September 30, 2024	$2,842	$120,874	$124,174	$(54,386)	$(410)	$193,094

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$29,184	$20,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,191	7,761
Depreciation	1,163	1,186
Accretion on loans	(1,815)	(1,667)
Amortization of intangibles	214	214
Amortization of subordinated notes issuance costs	53	53
Charges on redemption of subordinated notes	500	—
Investment securities losses	568	—
Restricted stock expense	—	5
Stock-based compensation	1,097	1,667
Net amortization of investment premiums	673	821
Earnings on bank owned life insurance	(683)	(551)
Gain on bank owned life insurance proceeds	(3,590)	—
Gain on sale of asset	(1,236)	—
Net change in:
Accrued interest receivable	(3,834)	(4,073)
Other assets	(920)	(1,443)
Other liabilities	2,522	(2,917)
Net cash from operating activities	30,087	21,775
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(18,913)	(4,516)
Proceeds from sale of investment securities available-for-sale	13,688	—
Proceeds from paydowns of investment securities available-for-sale	28,457	26,023
Proceeds from maturities and calls of investment securities available-for-sale	12,101	9,505
Purchase of restricted investment in bank stocks	(41,173)	(31,042)
Proceeds from redemptions of restricted investment in bank stocks	43,973	37,300
Net decrease (increase) in loans	(121,093)	(49,285)
Purchases of premises and equipment	(1,821)	(650)
Proceeds from sale of premises and equipment	2,535	—
Proceeds from bank owned life insurance	13,486	—
Net cash from/(used) by investing activities	(68,760)	(12,665)
Cash flows from/(used) financing activities
Net increase in deposits	125,511	101,274
Net change in FHLB advances, short term	(91,000)	(142,500)
Net change in FRB Borrowings	—	50,000
Redemption of subordinated notes	(20,000)	—
Issuance of subordinated notes	25,000	—
Capital raise, net of issuance costs	43,560	—
Cash dividends paid	(4,694)	(3,906)
Purchases of treasury stock	(158)	(489)
Net cash from/(used) financing activities	78,219	4,379
Net change in cash and cash equivalents	39,546	13,489
Beginning cash and cash equivalents	150,334	147,383
Ending cash and cash equivalents	$189,880	$160,872
Supplemental cash flow information:
Interest paid	24,019	26,743
Income taxes paid	6,600	8,509
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	1,182	513

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The unaudited consolidated financial statements include Orange County Bancorp, Inc., a Delaware bank holding company (“Orange County Bancorp”) and its wholly owned subsidiaries: Orange Bank & Trust Company, a New York trust company (the “Bank”) and Orange Investment Advisors (“OIA”), formally known as Hudson Valley Investment Advisors (“HVIA”), a Registered Investment Advisor, together referred to as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and OIA. The Company is headquartered in Middletown, New York, with seven locations in Orange County, New York, seven in Westchester County, New York, two in Rockland County, New York, and two in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.9 billion and $1.8 billion at September 30, 2025 and December 31, 2024.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2025, the results of operations, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and cash flow statements for the nine months ended September 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

Neither the model calibration employed to update loss drivers, nor the adoption of the scorecard represented a change in accounting principle; but rather a refinement in estimation technique within the existing CECL framework. The net impact of this methodological revision was not material to the Company’s consolidated financial statements for the nine month period ended September 30, 2025.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at September 30, 2025 and December 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale September 30, 2025
U.S. government agencies and treasuries	$69,670	$35	$(6,405)	$—	$63,300
Mortgage-backed securities - residential	216,015	93	(21,610)	—	194,498
Mortgage-backed securities - commercial	79,058	44	(15,149)	—	63,953
Corporate Securities	25,501	56	(2,315)	—	23,242
Obligations of states and political subdivisions	92,750	49	(11,161)	—	81,638
Total debt securities	$482,994	$277	$(56,640)	$—	$426,631

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2024
U.S. government agencies and treasuries	$85,464	$35	$(9,345)	$—	$76,154
Mortgage-backed securities - residential	229,938	10	(33,248)	—	196,700
Mortgage-backed securities - commercial	77,525	—	(16,886)	—	60,639
Corporate Securities	23,508	—	(3,474)	—	20,034
Obligations of states and political subdivisions	103,132	76	(12,960)	—	90,248
Total debt securities	$519,567	$121	$(75,913)	$—	$443,775

Proceeds from sales of securities and associated gains and losses for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds	$—	$—	$13,688	$—

Gross realized gains	$159	$—	$164	$—
Gross realized losses	—	—	(732)	—
Net gain/(loss) on sales of securities	159	—	(568)	—
Tax provision on realized net gains and loss	33	—	(119)	—
Net gain/(loss) on sales of securities, after tax	$126	$—	$(449)	$—

For the three months ended September 30, 2025, the amount represents settlement adjustments associated with the sale of investment securities which took place at the end of the three months ended June 30, 2025.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of debt securities as of September 30, 2025 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,680	$5,613
Due after one through five years	18,044	16,494
Due after five through ten years	64,965	59,033
Due after ten years	99,232	87,040
	187,921	168,180
Mortgage-backed securities	295,073	258,451
Total debt securities	$482,994	$426,631

Securities pledged at September 30, 2025 and December 31, 2024 had a carrying amount of $324,652 and $299,507 and were pledged to secure public deposits.

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale September 30, 2025
U.S. government agencies and treasuries	$1,442	$(4)	$58,464	$(6,401)	$59,906	$(6,405)
Mortgage-backed securities - residential	3,169	(23)	175,223	(21,587)	178,392	(21,610)
Mortgage-backed securities - commercial	—	—	57,641	(15,149)	57,641	(15,149)
Corporate Securities	1,497	(4)	19,690	(2,311)	21,187	(2,315)
Obligations of states and political subdivisions	—	—	75,438	(11,161)	75,438	(11,161)
Total debt securities	$6,108	$(31)	$386,456	$(56,609)	$392,564	$(56,640)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2024
U.S. government agencies	$1,099	$(5)	$70,767	$(9,340)	$71,866	$(9,345)
Mortgage-backed securities - residential	7,427	(198)	185,647	(33,050)	193,074	(33,248)
Mortgage-backed securities - commercial	1,207	(18)	59,432	(16,868)	60,639	(16,886)
Corporate Securities	—	—	20,034	(3,474)	20,034	(3,474)
Obligations of states and political subdivisions	7,728	(89)	76,608	(12,871)	84,336	(12,960)
Total debt securities	$17,461	$(310)	$412,488	$(75,603)	$429,949	$(75,913)

As of September 30, 2025, the Company’s securities portfolio consisted of 248 securities, 215 of which were in an unrealized loss position. As of December 31, 2024, the Company’s securities portfolio consisted of 270 securities, 244 of which were in an unrealized

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management reviewed the collectability of these securities, taking into consideration such factors as financial condition of the issuers, credit ratings when available, reported capital ratios of the issuers, among other pertinent factors. Management also evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities. Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three and nine months ended September 30, 2025. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.2 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

The following table presents the activity in the allowance for credit losses associated with investment securities for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Allowance for credit losses -investments:

Beginning balance	$—	$—
Provision for credit losses	—	(1,900)
Charge-offs	—	—
Recoveries	—	1,900
Ending balance	$—	$—

The recovery reflected in the table above represents the sale of the Signature Bank subordinated debt during the nine months ended September 30, 2024. At September 30, 2025 management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Commercial and industrial	$244,582	$242,390
Commercial real estate	1,452,512	1,362,054
Commercial real estate construction	115,040	80,993
Residential real estate	68,409	74,973
Home equity	20,074	17,365
Consumer	35,059	37,976
Total Loans	$1,935,676	$1,815,751
Allowance for credit losses	(29,287)	(26,077)
Net Loans	$1,906,389	$1,789,674

Included in commercial and industrial loans as of September 30, 2025 and December 31, 2024 were loans issued under the SBA’s Paycheck Protection Program (“PPP”) of $136 and $170, respectively.

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

The following tables present the activity in the allowance by portfolio segment for each of the three and nine months ended September 30, 2025 and 2024: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended September 30, 2025
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408
Provision for credit losses*	4,275	(600)	12	(27)	(31)	139	3,768
Charge-offs	(2,992)	—	—	(16)	—	(1)	(3,009)
Recoveries	38	—	76	—	—	6	120
Ending balance	$6,346	$19,553	$1,105	$1,572	$151	$560	$29,287

* The provision for credit losses on the income statement also includes approximately $108 associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Nine Months Ended September 30, 2025
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	4,974	326	274	626	95	(48)	6,247
Charge-offs	(3,189)	—	—	(16)	—	(4)	(3,209)
Recoveries	60	—	76	—	—	36	172
Ending balance	$6,346	$19,553	$1,105	$1,572	$151	$560	$29,287

* The provision for credit losses on the income statement also includes approximately ($56) associated with off balance sheet ACL.

	Three Months Ended September 30, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,548	$20,962	$652	$1,088	$51	$514	$27,815
Provision for credit losses*	(148)	7,323	(22)	(130)	33	134	7,190
Charge-offs	(1)	(3,959)	—	—	(33)	—	(3,993)
Recoveries	3	—	—	—	—	8	11
Ending balance	$4,402	$24,326	$630	$958	$51	$656	$31,023

* The provision for credit losses on the income statement also includes approximately ($0) associated with off balance sheet ACL.

	Nine Months Ended September 30, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	(436)	10,412	(142)	(29)	33	23	9,861
Charge-offs	(8)	(3,959)	—	(94)	(33)	—	(4,094)
Recoveries	27	—	—	—	—	47	74
Ending balance	$4,402	$24,326	$630	$958	$51	$656	$31,023

* The provision for credit losses on the income statement also includes approximately ($200) associated with off balance sheet ACL.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of September 30, 2025 and December 31, 2024:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
September 30, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$3,243	$850	$—	$—	$—	$—	$4,093
collectively evaluated for impairment	3,103	18,703	1,105	1,572	151	560	25,194
Total ending allowance balance	$6,346	$19,553	$1,105	$1,572	$151	$560	$29,287
Loans:
Ending balance:
individually evaluated for impairment	$5,157	$52,403	$—	$2	$828	$—	$58,390
collectively evaluated for impairment	239,425	1,400,109	115,040	68,407	19,246	35,059	1,877,286
Total ending loans balance	$244,582	$1,452,512	$115,040	$68,409	$20,074	$35,059	$1,935,676

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$388	$749	$—	$—	$—	$—	$1,137
collectively evaluated for impairment	4,113	18,478	755	962	56	576	24,940
Total ending allowance balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Loans:
Ending balance:
individually evaluated for impairment	$2,405	$35,050	$—	$60	$—	$83	$37,598
collectively evaluated for impairment	239,985	1,327,004	80,993	74,913	17,365	37,893	1,778,153
Total ending loans balance	$242,390	$1,362,054	$80,993	$74,973	$17,365	$37,976	$1,815,751

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $136 and $170 as of September 30, 2025 and December 31, 2024, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

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

As of September 30, 2025, the amortized cost basis of individually analyzed loans was $58.4 million, of which $50.1 million were considered collateral dependent. As of December 31, 2024, the amortized cost basis of individually analyzed loans was $37.6 million, of which $29.8 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2025 and December 31, 2024:

	At September 30, 2025		At December 31, 2024

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	49,282	740	29,714	563
Commercial real estate construction	—	—	—	—
Residential real estate (2)	2	—	60	—
Home equity (2)	828	—	—	—
Consumer	—	—	—	—
Total	$50,112	$740	$29,774	$563

(1) Commercial real estate – secured by various types of commercial real estate.

(2) Residential real estate – secured by residential real estate.

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2025 and December 31, 2024.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commercial and industrial	$—	$—	$2,920	$293	$—	$—
Commercial real estate	7,424	6,000	8,414	6,000	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	2	6	2	6	—	—
Home equity	828	—	828	—	—	—
Consumer	—	—	—	—	—	—
Total	$8,254	6,006	$12,164	$6,299	$—	$—

As of September 30, 2025, the Company held $12.2 million in non-accrual balances and a related ACL of approximately $3.1 million. Within the non-accrual balances, $8.3 million of these loans had no ACL associated to them. As of December 31, 2024, the Company had $6.3 million in non-accrual loans and related ACL of approximately $186 thousand. Within the non-accrual balances, $6.0 million of these loans had no ACL associated related to them.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the aging of the amortized cost in past-due loans as of September 30, 2025 and December 31, 2024 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
September 30, 2025
Commercial and industrial	$—	$26	$2,804	$2,830	$241,752
Commercial real estate	—	—	8,414	8,414	1,444,098
Commercial real estate construction	—	—	—	—	115,040
Residential real estate	—	286	—	286	68,123
Home equity	—	238	590	828	19,246
Consumer	1	—	—	1	35,058
Total	$1	$550	$11,808	$12,359	$1,923,317

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2024
Commercial and industrial	$—	$128	$150	$278	$242,112
Commercial real estate	141	398	6,000	6,539	1,355,515
Commercial real estate construction	—	—	—	—	80,993
Residential real estate	294	—	—	294	74,679
Home equity	—	—	—	—	17,365
Consumer	—	—	—	—	37,976
Total	$435	$526	$6,150	$7,111	$1,808,640

As of September 30, 2025 and December 31, 2024, loans in the process of foreclosure were $12,839 and $6,533 respectively, of which $244 and $0 respectively, were secured by residential real estate.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at September 30, 2025 and December 31, 2024 and gross charge-offs for the nine months ended September 30, 2025 and the year ended December 31, 2024:

								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$23,023	29,713	44,418	32,303	31,811	56,330	—	—	$217,598
Special Mention	589	—	4,074	—	3,426	-	—	—	8,089
Substandard	332	8,695	2,006	7,563	90	209	—	—	18,895
Total Commercial and industrial	$23,944	38,408	50,498	39,866	35,327	56,539	—	—	$244,582
Current period gross charge-offs	2,691	349	—	—	149	—	—	—	3,189

Commercial real estate
Pass	$136,259	154,823	179,138	318,795	218,797	366,256	409	—	$1,374,477
Special Mention	—	—	4,720	5,258	2,875	15,072	—	—	27,925
Substandard	—	3,763	381	1,640	15,826	28,500	—	—	50,110
Total Commercial real estate	$136,259	158,586	184,239	325,693	237,498	409,828	409	—	$1,452,512
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$33,094	32,542	24,327	14,877	10,200	—	—	—	$115,040
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$33,094	32,542	24,327	14,877	10,200	—	—	—	$115,040
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$2,628	9,163	13,794	10,404	7,849	24,569	—	—	$68,407
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2	—	—	2
Total Residential real estate	$2,628	9,163	13,794	10,404	7,849	24,571	—	—	$68,409
Current period gross charge-offs	—	—	—	—	—	16	—	—	16

Home equity
Pass	$—	375	45	—	—	41	17,586	1,199	$19,246
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	828	—	828
Total Home Equity	$—	375	45	—	—	41	18,414	1,199	$20,074
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$6,518	7,118	15,579	1	—	839	5,004	—	$35,059
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	$6,518	7,118	15,579	1	—	839	5,004	—	$35,059
Current period gross charge-offs	—	—	—	—	—	4	—	—	4

Total Loans	$202,443	246,192	288,482	390,841	290,874	491,818	23,827	1,199	$1,935,676

Gross charge-offs	$2,691	349	—	—	149	20	—	—	$3,209

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

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $13,502 at September 30, 2025 and December 31, 2024.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$63,300	$—	$63,300	$—
Mortgage-backed securities	258,451	—	258,451	—
Corporate securities	23,242	—	20,147	3,095
Obligations of states and political subdivisions	81,638	—	81,638	—
Total securities available-for-sale	$426,631	$—	$423,536	$3,095

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2025. The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

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

Assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30, 2025	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial real estate	$5,112	$—	$—	$5,112

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$2,800	$—	$—	$2,800

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $740 thousand and $563 thousand at September 30, 2025 and December 31, 2024, respectively.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	Fair Value			Range
September 30, 2025	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$5,112	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

	Fair Value			Range
December 31, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$2,800	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$189,880	$189,880	$189,880	$—	$—
Loans, net	1,906,389	1,850,216	—	—	1,850,216
Accrued interest receivable	10,514	10,514	—	2,201	8,313
Restricted investment in bank stocks	6,916	NA	—	—	—
Financial liabilities:
Deposits	2,278,870	2,277,207	2,163,252	113,955	—
FHLB advances, short term	22,500	22,460	—	22,460	—
FHLB advances, long term	10,000	10,030	—	10,030	—
Subordinated notes, net of issuance costs	24,483	25,982	—	25,982	—
Accrued interest payable	581	581	—	581	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$150,334	$150,334	$150,334	$—	$—
Loans, net	1,789,674	1,707,825	—	—	1,707,825
Accrued interest receivable	6,680	6,680	—	2,201	4,479
Restricted investment in bank stocks	9,716	NA	—	—	—
Financial liabilities:
Deposits	2,153,359	2,152,731	1,932,345	220,386	—
FHLB advances, short term	113,500	113,286	—	113,286	—
FHLB advances, long term	10,000	9,861	—	9,861	—
Subordinated notes, net of issuance costs	19,591	24,538	—	24,538	—
Accrued interest payable	655	655	—	655	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Non-interest bearing demand accounts	$711,951	$651,135
Interest-bearing demand accounts	443,188	331,115
Money market accounts	676,616	679,082
Savings accounts	332,832	271,014
Certificates of Deposit	114,283	221,013
Total deposits	$2,278,870	$2,153,359

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at September 30, 2025 and December 31, 2024 were $10.4 million and $11.6 million, respectively.

Scheduled maturities of time deposits for the next five years as of September 30, 2025, are as follows:

2025	$88,401
2026	16,154
2027	2,364
2028	7,364
$114,283

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $9.5 million and $19.4 million at September 30, 2025 and December 31, 2024, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The components of net periodic benefit cost for the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	273	269	820	807
Expected return on plan assets	(457)	(479)	(1,372)	(1,438)
Amortization of transition cost	—	—	—	—
Amortization of net loss	74	74	221	221
Net periodic benefit cost/(income)	$(110)	$(136)	$(331)	$(410)

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

For the three months ended September 30, 2025 and 2024, the Company’s recognized stock-based compensation costs were $553 thousand and $666 thousand, respectively. For the nine months ended September 30, 2025 and 2024 the Company’s recognized stock-based compensation costs of $1.6 million and $1.9 million, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock awards granted during the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, respectively. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

The following table summarizes the activity of Restricted Stock Units, or RSUs during the nine months ended September 30, 2025:

Restricted Stock Units
Non-vested RSUs at beginning of period	163,798
Granted	90,021
Vested	(63,195)
Forfeited	(500)
Non-vested RSUs at end of period	190,124

Note 7 — Accumulated Other Comprehensive Income

The following is changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(53,729)	$(7,800)	$93	$(61,436)
Other comprehensive income/(loss) before reclassification, net	9,327	87	(3)	9,411
Less amounts reclassified from accumulated other comprehensive income	(126)	—	—	(126)
Net current period other comprehensive income/(loss)	9,201	87	(3)	9,285
Ending balance	$(44,528)	$(7,713)	$90	$(52,151)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Nine Months Ended September 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification	14,899	261	(9)	15,151
Less amounts reclassified from accumulated other comprehensive income	449	—	—	449
Net current period other comprehensive income/(loss)	15,348	261	(9)	15,600
Ending balance	$(44,528)	$(7,713)	$90	$(52,151)

	Three Months Ended September 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,920)	$(7,618)	$105	$(67,433)
Other comprehensive income/(loss) before reclassification	12,812	237	(2)	13,047
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	12,812	237	(2)	13,047
Ending balance	$(47,108)	$(7,381)	$103	$(54,386)

	Nine Months Ended September 30, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification	9,019	711	(8)	9,722
Net current period other comprehensive income/(loss)	9,019	711	(8)	9,722
Ending balance	$(47,108)	$(7,381)	$103	$(54,386)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

					Affected Line Item
	Amount Reclassified from Accumulated Other Comprehensive Income				in the Statement where
					Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2025	2024	2025	2024
Unrealized gains and losses on available-for-sale securities
Credit Loss Expense	$—	$—	$—	$—
Realized loss on securities available-for-sale	159	—	(568)	—	Investment security gains (losses)
Total before tax	159	—	(568)	—
Tax effect	33	—	(119)	—	Provision for income taxes
Net of tax	$126	$—	$(449)	$—

Amortization of defined benefit pension items
Transition asset	$—	$—	$—	$—	Other expense
Actuarial gains (losses)	—	—	—	—	Other expense
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Total reclassifications for the period, net of tax	$126	$—	$(449)	$—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025	2024
Noninterest Income
Service charges on deposit accounts	$		$
Overdraft fees		213		157	$549	$412
Other		164		113	452	325
Trust income		1,578		1,379	4,825	4,000
Investment advisory income		1,957		1,741	5,547	4,966
Investment securities gains (losses)(a)		159		—	(568)	—
Earnings on bank owned life insurance(a)		190		39	683	551
Proceeds from bank owned life insurance proceeds(a)		1,191		—	3,590	—
Gain on sale of assets(a)		—		—	1,236	—
Other(b)		1,335		745	2,146	1,413
Total Noninterest Income		$6,787		$4,174	$18,460	$11,667
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $290 and $272 for the three months ended September 30, 2025 and 2024, respectively, and $843 and $807 for the nine months ended September 30, 2025 and 2024 that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $1,045 and $473 for the three months ended September 30, 2025 and 2024, respectively, and $1,303 and $606 for the nine months ended September 30, 2025 and 2024 which are outside the scope of ASC 606.

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

Wealth Management

The Wealth Management Division, which includes our trust department and OIA, consists of: investment management services provided for individual and institutional customers; personal trust services, including but not limited to, trustee, administrator, and custodian; as well as other planning and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments at or for the three and nine months ended September 30, 2025 and 2024:

	At or for the three months ended September 30, 2025			At or for the nine months ended September 30, 2025
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$26,947	$—	$26,947	$75,715	$—	$75,715
Noninterest income	3,252	3,535	6,787	8,088	10,372	18,460
Provision for credit loss - investments	—	—	—	—	—	—
Provision for credit loss	(3,876)	—	(3,876)	(6,191)	—	(6,191)
Noninterest expenses
Salaries	(6,160)	(1,218)	(7,378)	(17,377)	(3,719)	(21,096)
Employee benefits	(2,169)	(250)	(2,419)	(6,425)	(782)	(7,207)
Occupancy expense	(1,116)	(164)	(1,280)	(3,373)	(483)	(3,856)
Professional fees	(1,291)	(89)	(1,380)	(4,006)	(387)	(4,393)
Directors' fees and expenses	(302)	(12)	(314)	(906)	(33)	(939)
Computer software expense	(1,614)	(171)	(1,785)	(5,373)	(511)	(5,884)
FDIC assessment	(330)	—	(330)	(990)	—	(990)
Advertising expenses	(459)	(22)	(481)	(1,288)	(63)	(1,351)
Advisor expenses related to trust income	—	(22)	(22)	—	(66)	(66)
Telephone expenses	(208)	(12)	(220)	(592)	(38)	(630)
Intangible amortization	(71)	—	(71)	(214)	—	(214)
Other	(815)	(345)	(1,160)	(2,700)	(763)	(3,463)
Total noninterest expenses	(14,535)	(2,305)	(16,840)	(43,244)	(6,845)	(50,089)
Income tax expense	(2,741)	(258)	(2,999)	(7,971)	(740)	(8,711)
Net income	$9,047	$972	$10,019	$26,397	$2,787	$29,184
Total assets	$2,626,283	$10,167	$2,636,450	$2,626,283	$10,167	$2,636,450

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	At or for the three months ended September 30, 2024			At or for the nine months ended September 30, 2024
	Banking	Wealth Management	Total Segments	Banking	Wealth Management	Total Segments
Net interest income	$22,968	$—	$22,968	$68,688	$—	$68,688
Noninterest income	1,054	3,120	4,174	2,701	8,966	11,667
Provision for credit loss- investments	—	—	—	1,900	—	1,900
Provision for credit loss	(7,191)	—	(7,191)	(9,661)	—	(9,661)
Noninterest expenses			—
Salaries	(5,460)	(1,227)	(6,687)	(16,624)	(3,674)	(20,298)
Employee benefits	(2,038)	(231)	(2,269)	(5,928)	(767)	(6,695)
Occupancy expense	(1,059)	(163)	(1,222)	(3,083)	(464)	(3,547)
Professional fees	(1,466)	(91)	(1,557)	(3,997)	(333)	(4,330)
Directors' fees and expenses	(576)	(8)	(584)	(741)	(40)	(781)
Computer software expense	(1,408)	(118)	(1,526)	(3,889)	(302)	(4,191)
FDIC assessment	(210)	—	(210)	(978)	—	(978)
Advertising expenses	(331)	(33)	(364)	(1,072)	(94)	(1,166)
Advisor expenses related to trust income	—	(30)	(30)	—	(95)	(95)
Telephone expenses	(177)	(13)	(190)	(526)	(39)	(565)
Intangible amortization	(71)	—	(71)	(214)	—	(214)
Other	(973)	(264)	(1,237)	(3,141)	(743)	(3,884)
Total noninterest expenses	(13,769)	(2,178)	(15,947)	(40,193)	(6,551)	(46,744)
Income tax expense	(590)	(198)	(788)	(4,624)	(507)	(5,131)
Net income	$2,472	$744	$3,216	$18,811	$1,908	$20,719
Total assets	$2,509,447	$9,652	$2,519,099	$2,509,447	9,652	$2,519,099

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

During June 2025, the Company completed a follow-on common stock offering with gross proceeds of approximately $46.0 million before discounts and expenses with net proceeds estimated at approximately $43.6 million. The Company downstreamed $41 million to the Bank. The offering issued approximately 2.0 million shares of common stock priced at $23.25.

In September 2025, the Company issued $25.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2025 Notes”) to certain institutional investors. The 2025 Notes are non-callable for five years, have a stated maturity of September 30, 2035, and bear interest at a fixed rate of 6.50% per year until September 30, 2030. From September 30, 2030 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 320.5 basis points, payable quarterly in arrears.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at September 30, 2025 and at December 31, 2024 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at September 30, 2025 and December 31, 2024 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital to risk weighted assets	$353,432	18.03%	$156,805	8.00%	$193,557	9.875%	$196,007	10.00%
Tier 1 (Core) capital to risk weighted assets	328,872	16.78%	117,604	6.00%	154,355	7.875%	156,805	8.00%
Common Tier 1 (CET1) to risk weighted assets	328,872	16.78%	88,203	4.50%	124,954	6.375%	127,404	6.50%
Tier 1 (Core) Capital to average assets	328,872	12.31%	106,825	4.00%	N/A	N/A	133,531	5.00%
December 31, 2024
Total capital to risk weighted assets	$286,595	15.37%	$149,147	8.00%	$184,103	9.875%	$186,434	10.00%
Tier 1 (Core) capital to risk weighted assets	263,260	14.12%	111,860	6.00%	146,816	7.875%	149,147	8.00%
Common Tier 1 (CET1) to risk weighted assets	263,260	14.12%	83,895	4.50%	118,851	6.375%	121,182	6.50%
Tier 1 (Core) Capital to average assets	263,260	10.23%	102,986	4.00%	N/A	N/A	128,733	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	risks associated with loan participations;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the amounts of non-performing loans and loans that are charged-off;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
●	the fiscal and monetary policies of the federal government and its agencies, including the effect of the recent federal government shutdown; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Orange Investment Advisors, formally known as Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can continue to capitalize on the growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, continue to produce a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and OIA, which combined had $1.9 billion in assets under management at September 30, 2025. As of September 30, 2025, our assets, loans, deposits and stockholders’ equity totaled $2.6 billion, $1.9 billion, $2.3 billion and $270.1 million, respectively.

At September 30, 2025, we operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and three branch offices which are located in Chester, Newburgh and in Montgomery, New York. We lease twelve branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Nanuet, Yonkers, and two Bronx locations, all in New York. The branches are leased under agreements that may be renewed for various periods. In addition, OIA operates from leased offices located in Goshen, New York. At September 30, 2025 and December 31, 2024, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $15.2 million and $15.8 million, respectively.

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

Considering the impact of the FRB’s rate reduction during the second half of 2025 and 2025 economic conditions, it is possible that interest rates may be reduced further this year and during 2026. Although our asset sensitivity remains relatively neutral, this movement could have a beneficial impact on our net interest income.

Noninterest Income. Noninterest income is also a contributor to our net income. Noninterest income consists primarily of our investment advisory income, trust income generated by OIA and our trust department, as well as income generated by our BOLI investment earnings. In addition, noninterest income is also impacted by net gains (losses) on the sale of investment securities, service charges on deposit accounts, and other fee income consisting primarily of debit card fee income, checkbook fees and rebates and safe deposit box rental income.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. The methodology, assumptions, and governance of this CECL model have been codified in a policy document that was most recently reviewed and approved by the Company’s Audit & Risk Committee during the fourth quarter of 2024. While there were no fundamental changes to the CECL model during the quarter, management evaluated certain probability of default assumptions as well as the loss driver analysis. This evaluation resulted in adjustment of certain assumptions but were not considered significant changes to the model. Accordingly, management believes there were no significant changes to the critical accounting estimates during the three and nine months ended September 30, 2025, and as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025 A summary of our accounting policies, including the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			September 30, 2025
			vs.
	As of September 30,	As of December 31,	December 31, 2024
	2025	2024	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,636,450	2,509,927	126,523	5.0%
Cash and due from banks	189,880	150,334	39,546	26.3%
Loans, net	1,906,389	1,789,674	116,715	6.5%
Investment securities, available for sale	426,631	443,775	(17,144)	(3.9)%
Deposits	2,278,870	2,153,359	125,511	5.8%
FHLB advances, short term	22,500	113,500	(91,000)	(80.2)%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	24,483	19,591	4,892	25.0%
Stockholders’ Equity	270,120	185,531	84,589	45.6%

Assets. Our total assets were $2.6 billion at September 30, 2025, an increase of $126.5 million, or 5.0%, from December 31, 2024. The increase was primarily driven by increases of $116.7 million in loans, net and $39.6 million in cash and due from banks, while investment securities, available for sale, decreased by $17.1 million during the nine months ended September 30, 2025.

Cash and due from banks. Cash and due from banks increased $39.6 million, or 26.3%, to $189.9 million at September 30, 2025, from $150.3 million at December 31, 2024. The increase was mainly the result of the completion of a $46.0 million common stock follow-on offering during the second quarter combined with management’s focus on using deposit growth during the nine months ended September 30, 2025 to maintain a strong liquidity position while paying down borrowings.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$244,446	12.63%	$242,220	13.34%
Commercial real estate	1,452,512	75.04%	1,362,054	75.01%
Commercial real estate construction	115,040	5.94%	80,993	4.46%
Residential real estate	68,409	3.53%	74,973	4.13%
Home equity	20,074	1.04%	17,365	0.96%
Consumer	35,059	1.81%	37,976	2.09%
PPP loans	136	0.01%	170	0.01%
Total loans	1,935,676	100.00%	1,815,751	100.00%
Allowance for credit losses	29,287		26,077
Total loans, net	$1,906,389		$1,789,674

Net loans increased $116.7 million, or 6.5%, and reached $1.9 billion at September 30, 2025 as compared to $1.8 billion at December 31, 2024. The growth was primarily due to an increase of $90.5 million related to commercial real estate loans as well as a $34.1 million increase in commercial real estate construction loans and an increase of $2.2 million in commercial and industrial loans as well as an increase of $2.7 million in home equity loans offset by decreases in the residential real estate and consumer loan categories. Commercial real estate loans increased by $90.5 million, or 6.6%, to $1.5 billion at September 30, 2025. Construction loans increased $34.1 million, or 42.0%, to $115.0 million at September 30, 2025 from $81.0 million at December 31, 2024. Commercial and industrial loans experienced an increase of $2.2 million, or 0.9%, to $244.5 million at September 30, 2025 from $242.2 million at December 31, 2024. Consumer loans decreased $2.9 million, or 7.7%, to $35.1 million at September 30, 2025 from $38.0 million at December 31, 2024. Residential real estate loans decreased $6.6 million, or 8.8%, to $68.4 million at September 30, 2025 from $75.0 million at December 31, 2024. The overall diversification within the commercial real estate portfolio continues to provide stability while we remained focused on loan originations to new and existing customers during the nine months ended September 30, 2025 as well as our continued commitment to geographic expansion in our market area.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $12.2 million at September 30, 2025 as compared to $6.3 million at December 31, 2024.

	At September 30,	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$2,920	$293
Commercial real estate	8,414	6,000
Commercial real estate construction	—	—
Residential real estate	2	6
Home equity	828	—
Consumer	—	—
Total non-accrual loans	12,164	6,299
Accruing loans 90 days or more past due:
Commercial and industrial	—	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	12,164	6,299
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$12,164	$6,299
Ratios:
Total non-performing loans to total loans	0.63%	0.35%
Total non-performing loans to total assets	0.46%	0.25%
Total non-performing assets to total assets	0.46%	0.25%

Non-performing loans at September 30, 2025 totaled $12.2 million and consisted of $8.4 million related to commercial real estate loans, $2.9 million associated with commercial and industrial loans, $2 thousand of residential real estate loans, and $828 thousand of home equity loans. Although there were increases in other loan segments, the level of non-performing loans was still mainly related to one non-accrual commercial real estate office space loan participation which was classified as non-accrual during the second quarter of 2024. During 2024, this loan was written down by approximately $8.7 million from its principal balance of $14.7 million and remains at $6.0 million as of September 30, 2025. The other loans designated as non-accrual were based upon individual analysis and payment performance. We had no other real estate owned at September 30, 2025 and December 31, 2024.

Non-performing assets increased $5.9 million, or 93.1%, to $12.2 million, or 0.46% of total assets, at September 30, 2025 from $6.3 million, or 0.25% of total assets, at December 31, 2024 due to the increase in non-performing loans. Although reflecting an increase, the overall level of non-performing assets remains relatively stable at September 30, 2025. Management continues to focus on credit quality and attention to assets with potential concerns.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months or nine months ended September 30, 2025.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At September 30,	At December 31,
	2025	2024

	(Dollars in thousands)
Classification of Assets:
Substandard	$69,834	$43,981
Doubtful	—	—
Loss	—	—
Total Classified Assets	$69,834	$43,981
Special Mention	$36,014	$20,851

On the basis of management’s review of our assets, we have classified $69.8 million of our assets at September 30, 2025 as substandard compared to $44.0 million at December 31, 2024, with the increase due to a combination of risk ratings resulting from certain trends, including delinquencies within the loan portfolio, and the sale or chargeoff of certain loans. There were no doubtful assets as of September 30, 2025 and December 31, 2024. We designated $36.0 million of our assets at September 30, 2025 as special mention compared to $20.9 million designated as special mention at December 31, 2024.

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

As presented below, the allowance for credit losses decreased by $1.7 million, or 5.6%, to $29.3 million, or 1.51% of total loans at September 30, 2025, from $31.0 million, or 1.73% of total loans at September 30, 2024. The decrease in the allowance was primarily due to charge-offs during 2025. The nine months ended September 30, 2025 also included net charge-offs of approximately $3.0 million.

	At or for the Nine Months Ended
	September 30,
	2025	2024

	(Dollars in thousands)
Balance at beginning of year	$26,077	$25,182
Charge-offs:
Commercial and industrial	3,189	8
Commercial real estate	—	3,959
Commercial real estate construction	—	—
Residential real estate	16	94
Home equity	—	33
Consumer	4	—
PPP loans	—	—
Total charge-offs	3,209	4,094
Recoveries:
Commercial and industrial	60	27
Commercial real estate	—	—
Commercial real estate construction	76	—
Residential real estate	—	—
Home equity	—	—
Consumer	36	47
Total recoveries	172	74
Net charge-offs (recoveries)	3,037	4,020
Provision for credit losses	6,247	9,861
Balance at end of period	$29,287	$31,023
Ratios:
Net charge-offs to average loans outstanding	0.16%	0.23%
Allowance for credit losses to non-performing loans at end of period	240.77%	277.76%
Allowance for credit losses to total loans at end of period	1.51%	1.73%

For the nine months ended September 30, 2025, the commercial and industrial segment of the loan portfolio had a net charge-off amount of $3.1 million, or a net charge-off ratio of 1.28% due mainly to a $2.1 million charge-off recognized during third quarter 2025 related to a participation loan. For the nine months ended September 30, 2025 and 2024, respectively, no other category of loans had a net charge-off ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30, 2025		At December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$69,670	$63,300	$85,464	$76,154
Mortgage-backed securities	295,073	258,451	307,463	257,339
Corporate securities	25,501	23,242	23,508	20,034
Obligations of states and political subdivisions	92,750	81,638	103,132	90,248
Total	$482,994	$426,631	$519,567	$443,775

Available for sale securities decreased $17.1 million, or 3.9%, to $426.6 million at September 30, 2025, due primarily to the sale of approximately $15 million of investment securities combined with limited purchases as well as continued declines for all investment categories due to normal amortization and cash flow during the nine month period ended September 30, 2025.

We did not have held-to-maturity securities at September 30, 2025 and December 31, 2024.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At September 30, 2025			At December 31, 2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$711,951	31.24%	—	$651,135	30.24%	—
Interest bearing demand deposits	443,188	19.45%	0.60%	331,115	15.38%	0.42%
Money market deposits	676,616	29.69%	2.01%	679,082	31.54%	2.15%
Savings deposits	332,832	14.61%	1.46%	271,014	12.59%	1.25%
Certificates of deposit	114,283	5.01%	3.48%	221,013	10.26%	3.97%
Total	$2,278,870	100.00%	1.10%	$2,153,359	100.00%	1.31%

Total deposits increased $125.5 million, or 5.8%, to $2.3 billion at September 30, 2025 from $2.2 billion at December 31, 2024 driven by continued deposit growth focused on maintaining strong liquidity and commercial transaction accounts during the first nine months of 2025. Non-interest-bearing demand deposits increased $60.8 million due to normal business activity and continued focus on transactional accounts during the first nine months of 2025. Interest bearing demand deposits experienced a $112.1 million, or 33.9%, increase while money market deposits decreased $2.5 million, and savings deposits increased by $61.8 million during the first nine months of 2025 primarily related to our continued strategic focus on business account activity. At September 30, 2025, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.2 billion, or 95.0% of our total deposits. Certificates of deposit decreased by $106.7 million, or 48.3%, mainly from non-renewals of brokered deposits during the nine months ended September 30, 2025. We held approximately $80.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at September 30, 2025 as compared to $180.0 million at December 31, 2024. This decrease represents a strategic initiative to reduce short term brokered deposits during the period as a result of increased core deposits and allow for replacement of maturing brokered deposits with transactional customer deposits and lower interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $5.2 million and $87.4 million, respectively, at September 30, 2025 and the CDARS and ICS networks totaled $6.9 million and $92.5 million, respectively, at December 31, 2024. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 45% of total deposits as of September 30, 2025 and 39% of total deposits as of December 31, 2024.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $32.5 million at September 30, 2025 and $123.5 million at December 31, 2024 as we made the strategic decision to pay down Federal Home Loan Bank advances, short term, by approximately $91.0 million. This decrease represents the continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding. We have the unused capacity to borrow an additional $557.0 million from the Federal Home Loan Bank of New York as of September 30, 2025.

In September 2020, we issued $20.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of September 30, 2030, and bear interest at a fixed rate of 4.25% per year until September 30, 2025. From September 30, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 413 basis points, payable quarterly in arrears. These notes were redeemed during September 2025 with a portion of the proceeds from the 2025 Notes as described below.

In September 2025, we issued $25.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2025 Notes”) to certain institutional investors. The 2025 Notes are non-callable for five years, have a stated maturity of September 30, 2035, and bear interest at a fixed rate of 6.50% per year until September 30, 2030. From September 30, 2030 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 320.5 basis points, payable quarterly in arrears.

Stockholders’ Equity

Stockholders’ equity increased $84.6 million, or 45.6%, to $270.1 million at September 30, 2025 from $185.5 million at December 31, 2024. The increase was due to the combination of the completion of a follow-on common stock offering during the second quarter of 2025 with net proceeds of $43.6 million coupled with $29.2 million in net income and a decrease in unrealized losses of approximately $15.6 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive income (loss) (“AOCI”), net of taxes during the first nine months of 2025 offset by dividends of $4.7 million during the period.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2025 and 2024. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.9 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively. Average deferred loan fees totaled $4.9 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively.

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,930,921	$29,836	6.13%	$1,759,989	$26,372	5.94%
PPP loans	140	3	8.50%	186	3	6.40%
Investment securities available for sale	415,885	3,039	2.90%	463,347	3,252	2.78%
Cash and due from banks and other	153,411	1,542	3.99%	160,563	1,843	4.55%
Restricted stock	7,452	108	5.75%	7,601	(34)	(1.77)%
Total interest-earning assets	2,507,809	34,528	5.46%	2,391,686	31,436	5.21%
Noninterest-earning assets	104,392			94,476
Total assets	$2,612,201			$2,486,162
Interest-bearing liabilities:
Interest-bearing demand deposits	$425,824	$630	0.59%	$370,442	$425	0.46%
Money market deposits	695,959	3,642	2.08%	695,516	4,083	2.33%
Savings deposits	326,787	1,224	1.49%	256,934	924	1.43%
Certificates of deposit	96,762	852	3.49%	116,817	1,213	4.12%
Total interest-bearing deposits	1,545,332	6,348	1.63%	1,439,709	6,645	1.83%
FHLB Advances and other borrowings	55,082	616	4.44%	127,197	1,593	4.97%
Subordinated notes	20,560	617	11.91%	19,561	230	4.66%
Total interest-bearing liabilities	1,620,974	7,581	1.86%	1,586,467	8,468	2.12%
Noninterest-bearing demand deposits	702,697			688,138
Other noninterest-bearing liabilities	28,529			25,947
Total liabilities	2,352,200			2,300,552
Total stockholders’ equity	260,001			185,610
Total liabilities and stockholders’ equity	$2,612,201			$2,486,162
Net interest income		$26,947			$22,968
Net interest rate spread(2)			3.61%			3.10%
Net interest-earning assets(3)	$886,835			$805,219
Net interest margin(4)			4.26%			3.81%
Average interest-earning assets to interest-bearing liabilities			154.7%			150.8%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,880,518	$85,247	6.06%	$1,742,193	$78,761	6.02%
PPP loans	152	9	7.92%	197	6	4.06%
Investment securities available for sale	430,011	9,244	2.87%	470,701	10,048	2.84%
Cash and due from banks and other	156,043	4,724	4.05%	156,899	5,556	4.72%
Restricted stock	7,066	435	8.23%	7,945	650	10.90%
Total interest-earning assets	2,473,790	99,659	5.39%	2,377,935	95,021	5.32%
Noninterest-earning assets	103,466			96,047
Total assets	$2,577,256			$2,473,982
Interest-bearing liabilities:
Interest-bearing demand deposits	$393,704	$1,522	0.52%	$375,124	$1,348	0.48%
Money market deposits	694,835	10,997	2.12%	660,795	11,233	2.26%
Savings deposits	299,342	3,127	1.40%	249,013	2,586	1.38%
Certificates of deposit	179,910	5,298	3.94%	170,079	5,741	4.50%
Total interest-bearing deposits	1,567,791	20,944	1.79%	1,455,011	20,908	1.91%
FHLB Advances and other borrowings	58,035	1,922	4.43%	123,880	4,734	5.09%
Subordinated notes	19,928	1,078	7.23%	19,544	691	4.71%
Total interest-bearing liabilities	1,645,754	23,944	1.95%	1,598,435	26,333	2.19%
Noninterest-bearing demand deposits	680,266			674,727
Other noninterest-bearing liabilities	28,619			26,701
Total liabilities	2,354,639			2,299,863
Total stockholders’ equity	222,617			174,119
Total liabilities and stockholders’ equity	$2,577,256			$2,473,982
Net interest income		$75,715			$68,688
Net interest rate spread(2)			3.44%			3.13%
Net interest-earning assets(3)	$828,036			$779,500
Net interest margin(4)			4.09%			3.85%
Average interest-earning assets to interest-bearing liabilities			150.3%			148.8%
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,650	$814	$3,464	$6,240	$246	$6,486
PPP loans	(1)	1	—	(1)	4	3
Investment securities available for sale	(345)	132	(213)	(875)	71	(804)
Cash and due from banks	(75)	(226)	(301)	(311)	(521)	(832)
Other	(1)	143	142	(109)	(106)	(215)
Total interest-earning assets	2,228	864	3,092	4,944	(306)	4,638
Interest-bearing liabilities:
Interest-bearing demand deposits	84	121	205	103	71	174
Money market deposits	(3)	(438)	(441)	283	(519)	(236)
Savings deposits	262	38	300	525	16	541
Certificates of deposit	(178)	(183)	(361)	37	(480)	(443)
Total interest-bearing deposits	165	(462)	(297)	948	(912)	36

Federal Home Loan Bank advances	(809)	(168)	(977)	(2,405)	(407)	(2,812)
Subordinated notes	34	353	387	144	243	387
Total interest-bearing liabilities	(610)	(277)	(887)	(1,313)	(1,076)	(2,389)
Change in net interest income	$2,838	$1,141	$3,979	$6,257	$770	$7,027

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount ($)	Percentage %	2025	2024	Amount ($)	Percentage %

	(Dollars in thousands)				(Dollars in thousands)
Interest income	$34,528	$31,436	$3,092	9.8%	$99,659	$95,021	$4,638	4.9%
Interest expense	7,581	8,468	(887)	(10.5)%	23,944	26,333	(2,389)	(9.1)%
Net interest income	26,947	22,968	3,979	17.3%	75,715	68,688	7,027	10.2%
Provision (credit) for credit losses - investments	—	—	—	—%	—	(1,900)	1,900	(100.0)%
Provision for credit losses	3,876	7,191	(3,315)	(46.1)%	6,191	9,661	(3,470)	(35.9)%
Noninterest income	6,787	4,174	2,613	62.6%	18,460	11,667	6,793	58.2%
Noninterest expense	16,840	15,947	893	5.6%	50,089	46,744	3,345	7.2%
Provision for income taxes	2,999	788	2,211	280.6%	8,711	5,131	3,580	69.8%
Net income	10,019	3,216	6,803	211.5%	29,184	20,719	8,465	40.9%

General. Net income increased $6.8 million, or 211.5%, to $10.0 million for the three months ended September 30, 2025 from $3.2 million for the three months ended September 30, 2024. The increase was driven primarily by an increase of $4.0 million related to net interest income growth, an increase of $2.6 million in noninterest income, and a reduction in provision for credit losses of $3.3 million, partially offset by an increase in noninterest expense of $893 thousand during the third quarter of 2025 as compared to the same quarter in 2024. Net income for the nine months ended September 30, 2025 was $29.2 million, as compared to $20.7 million for the same period in 2024. The overall increase was driven by $7.0 million of net interest income growth combined with increased noninterest income of $6.8 million and a reduction in provision for net credit losses of $1.6 million partially offset by an increase in noninterest expense of $3.3 million during the first nine months of 2025 as compared to the same prior year period. The increase in non-interest income includes the recognition of gain associated with the sale of a branch location coupled with a Bank Owned Life Insurance gain related to policy proceeds from a death benefit.

Interest Income. Interest income increased $3.1 million, or 9.8%, to $34.5 million for the three months ended September 30, 2025 from $31.4 million for the three months ended September 30, 2024. This increase was driven by a $116.1 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (excluding PPP loans) grew $170.9 million, or 9.7%, between the three months ended September 30, 2025 and September 30, 2024. During the current period, the average yield of interest-earning assets increased by 25 basis points from 5.21% for the three months ended September 30, 2024 to 5.46% for the three months ended September 30, 2025 as a result of increased yields and fees associated with loans originated in 2025.

Interest income increased $4.6 million, or 4.9%, for the nine months ended September 30, 2025 reaching $99.7 million from $95.0 million for the nine months ended September 30, 2024. This increase was driven by a $95.9 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable (excluding PPP loans) grew $138.3 million, or 7.9%, between the nine months ended September 30, 2025 and September 30, 2024. During the current period, the average yield of interest-earning assets increased by seven basis points from 5.32% for the nine months ended September 30, 2024 to 5.39% for the nine months ended September 30, 2025 as a result of increased yields and fees associated with loans originated in 2025.

Interest income on loans, net of PPP loans, increased by $3.5 million, or 13.1%, to $29.8 million during the three months ended September 30, 2025 from $26.4 million during the three months ended September 30, 2024. The increase in interest income on loans was primarily due to the increase in the average balance of loans (net of PPP loans) combined with higher yields during the current period. The average balance of these loans increased by $170.9 million, or 9.7%, to $1.9 billion for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in the average balance of loans was due to growth in commercial real estate loan balances, including commercial real estate construction, as well as growth in our commercial and industrial loan portfolio. The average yield on loans, excluding PPP loans, increased by 19 basis points to 6.13% for the three months ended September 30, 2025 from 5.94% for the three months ended September 30, 2024 as a result of focused loan pricing during 2025.

For the nine months ended September 30, 2025, interest income on loans, net of PPP loans, increased by $6.5 million, or 8.2%, reaching $85.3 million as compared to $78.8 million for the nine months ended September 30, 2024. The increase in interest income on loans represents the impact of growth in average loan balances (net of PPP loans) of $138.3 million between the nine months ended September 30, 2025 and September 30, 2024. The increase in average loans outstanding was due to increases in commercial real estate balances, commercial real estate construction loans, and in the commercial and industrial segment of the loan portfolio. This increase in production was combined with an increase in average yield on loans, excluding PPP loans, for the nine month periods from 6.02% in 2024 to 6.06% in 2025. The increase in the average yield on loans was the result of focused loan pricing during 2025.

Interest income on securities decreased by $213 thousand to $3.0 million during the three months ended September 30, 2025 from $3.3 million during the three months ended September 30, 2024. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the current period due to certain maturities and securities sales. The average balance of securities decreased by $47.5 million, or 10.2%, to $415.9 million for the three months ended September 30, 2025 compared to $463.4 million for the three months ended September 30, 2024. The average yield on investment securities increased by twelve basis points overall from 2.78% for the three months ended September 30, 2024 to 2.90% for the three months ended September 30, 2025. The increase in the average yield reflected the continued maturity of lower yielding investments as well as the impact of the sale of $15.0 million of lower yielding securities in an investment portfolio repositioning which was executed at the end of the second quarter in 2025.

For the nine months ended September 30, 2025, interest income on securities decreased by $804 thousand, or 8.0%, to $9.2 million during the current period from $10.0 million during the nine months ended September 30, 2024. The decrease in interest income on securities was due to a decrease in the average balance of securities during the current period. The average balance of securities decreased by $40.7 million, or 8.7%, to $430.0 million for the nine months ended September 30, 2025 compared to $470.7 million for the nine months ended September 30, 2024 due to certain maturities and securities sales. The average yield on investment securities increased by three basis points overall from 2.84% for the nine months ended September 30, 2024 to 2.87% for the nine months ended September 30, 2025. The increase in the average yield on securities was related to the maturity of lower yielding securities during the first nine months of 2025 combined with the impact of the sale of $15.0 million of lower yielding securities in an investment portfolio repositioning which was executed at the end of the second quarter in 2025.

Interest Expense. Interest expense decreased $887 thousand, or 10.5%, to $7.6 million for the three months ended September 30, 2025 from $8.5 million for the three months ended September 30, 2024. The decreased interest expense was primarily the result of the lower interest rate environment and the effect of increased core deposits on overall interest costs. The average rate paid on interest-bearing liablities decreased twenty-six basis points to 1.86% during the three months ended September 30, 2025 as compared to 2.12% for the three month period ended September 30, 2024. The average balance of interest-bearing liabilities increased by $34.5 million, or 2.2%, exceeding $1.6 billion for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Interest expense decreased $2.4 million, or 9.1%, to $23.9 million for the nine months ended September 30, 2025 from $26.3 million for the nine months ended September 30, 2024. The decrease in interest expense reflects the lower interest rate environment combined with the continuing effect of increased core deposits on overall interest costs during the period. The average rate paid on interest-bearing liabilities decreased 24 basis points to 1.95% during the nine months ended September 30, 2025 as compared to 2.19% for the nine month period ended September 30, 2024. The average balance of interest-bearing liabilities increased by $47.3 million, or 3.0%, to $1.7 billion for the nine months ended September 30, 2025 as compared to $1.6 billion for the nine months ended September 30, 2024.

Interest expense on interest-bearing deposits decreased by $297 thousand to $6.4 million for the three months ended September 30, 2025 from $6.7 million for the three months ended September 30, 2024. The decrease in interest expense on interest-bearing deposits was due mainly to the increase in the average balance of interest bearing deposits combined with an average lower rate during the current period. The average balance of interest-bearing deposits increased by $105.6 million, or 7.3%, to $1.6 billion for the three months ended September 30, 2025 as compared to $1.4 billion for the three months ended September 30, 2024 as a result of the increases in the average balances of all deposit categories except certificates of deposit, which included brokered deposits at higher rates. The average cost of interest-bearing deposits decreased twenty basis points to 1.63% during the three months ended September 30, 2025 as compared to 1.83% for the three months ended September 30, 2024 as a result of the lower interest rate environment.

During the nine months ended September 30, 2025, interest expense on interest-bearing deposits increased by $36 thousand, or 0.2%, to just over $20.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The slight increase in interest expense on interest-bearing deposits for the nine month period ended September 30, 2025 as compared to the same prior year period represents the effect of higher average balances of interest bearing deposits offset by lower rates paid on those deposits. The average balance of interest-bearing deposits increased by $112.8 million, or 7.8%, to $1.6 billion for the nine months ended September 30, 2025 as compared to $1.5 billion for the nine months ended September 30, 2024 primarily as a result of the increases in the average balances of all deposit categories. The average cost of interest-bearing deposits decreased 12 basis points to 1.79% for the nine months ended September 30, 2025 as compared to 1.91% for the nine months ended September 30, 2024 as a result of the lower interest rate environment.

We also recorded interest expense of $617 thousand during the three months ended September 30, 2025 related to subordinated debt which was redeemed during the period as compared to $230 thousand in interest expense for the three months ended September 30, 2024 related to the issuance in September 2020 of $20.0 million in outstanding subordinated notes, which carries an interest rate of 4.25%. In addition, we expensed $1.1 million of interest expense for the nine months ended September 30, 2025 as compared to $691 thousand for the nine months ended September 30, 2024. The costs recorded during the 2025 period included interest costs associated with the debt service required as part of the 2020 subordinated notes as well as costs recorded as part of the redemption of the notes during third quarter 2025 which were replaced with the newly issued 2025 suborindated notes.

The interest expense related to borrowings in the third quarter of 2025 decreased to $616 thousand at an average cost of 4.44% as compared to interest expense of $1.6 million at an average cost of 4.97% for the same period in 2024. The third quarter 2025 average FHLB and other borrowings decreased to $55.1 million compared to $127.2 million of average FHLB and other borrowings in the same quarter of 2024. The decrease in average borrowings was the direct result of paydowns driven by increased deposits during the current period. Management was able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce related interest costs.

The interest expense related to the FHLB and other borrowings for the first nine months of 2025 decreased to $1.9 million as compared to $4.7 million for the first nine months of 2024. For the nine months ended September 30, 2025, average FHLB and other borrowings decreased to $58.0 million with an average cost of 4.43% compared to $123.9 million of average FHLB and other borrowings with an average cost of 5.09% for the same period in 2024. The decrease in average borrowings was the direct result of paydowns driven by increased deposits during the current period.

Net Interest Income. Net interest income increased $4.0 million, or 17.3%, to $27.0 million for the three months ended September 30, 2025 from $23.0 million for the three months ended September 30, 2024 due to the increase in income from average interest earning assets and the reduction of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 51 basis points to 3.61% for the three months ended September 30, 2025 from 3.10% for the three months ended September 30, 2024, reflecting a 25 basis points increase in the average yield on interest-earning assets combined with a 26 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin rose by forty-five basis points to 4.26% for the three months ended September 30, 2025 from 3.81% for the three months ended September 30, 2024 due to the lower interest rate environment for short term funding, the impact of managed funding and deposit cost, and increased yields on the lending and investment portfolios during the current period.

For the nine months ended September 30, 2025, net interest income increased $7.0 million, or 10.2%, to $75.7 million from $68.7 million for the nine months ended September 30, 2024 due to an increase in net interest margin combined with increased average interest earning assets for the current period. The net interest margin increased 24 basis points to 4.09% for the nine months ended September 30, 2025 from 3.85% for the nine months ended September 30, 2024. Net interest rate spread grew by 31 basis points to 3.44% for the nine months ended September 30, 2025 from 3.13% for the nine months ended September 30, 2024.

Provision for Credit Losses. The Company recognized a provision for credit losses of $3.9 million for the three months ended September 30, 2025, compared to $7.2 million for the three months ended September 30, 2024. The decreased provision for the three months ended September 30, 2025 as compared to the same period in 2024 reflected lower levels of specific reserves associated with certain loans during the third quarter of 2025 as compared to the third quarter of 2024 offset by loan portfolio growth during the current period. The allowance for credit losses to total loans was 1.51% as of September 30, 2025, an increase of seven basis points, or 4.9%, versus 1.44% as of December 31, 2024.

For the nine months ended September 30, 2025, the provision for credit losses totaled $6.2 million as compared to $7.8 million for the nine months ended September 30, 2024. The decreased provision for the nine months ended September 30, 2025 represented the effect of lower levels of specific reserves associated with certain loans during the period as compared to the nine months ended September 30, 2024 partially offset by loan portfolio growth during 2025. Additionally, the provision for the nine months ended September 30, 2024 included the recognition of a $1.9 million recovery associated with the 2023 write off of the Signature Bank subordinated debt in the amount of $5.0 million as well as the additional provision related to a nonaccrual commercial real estate loan participation identified during the second quarter of 2024.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$377	$270	$107	39.6%	$1,001	$737	$264	35.8%
Trust income	1,578	1,379	199	14.4%	4,825	4,000	825	20.6%
Investment advisory income	1,957	1,741	216	12.4%	5,547	4,966	581	11.7%
Investment securities gains(losses)	159	—	159	(100.0)%	(568)	—	(568)	(100.0)%
Earnings on bank owned life insurance	190	39	151	387.2%	683	551	132	24.0%
Proceeds from bank owned life insurance benefit	1,191	—	1,191	100.0%	3,590	—	3,590	100.0%
Gain on sale of assets	—	—	—	100.0%	1,236	—	1,236	100.0%
Other	1,335	745	590	79.2%	2,146	1,413	733	51.9%
Total noninterest income	$6,787	$4,174	$2,613	62.6%	$18,460	$11,667	$6,793	58.2%

Noninterest income increased by $2.6 million, or 62.6%, reaching $6.8 million for the three months ended September 30, 2025 as compared to $4.2 million for the three months ended September 30, 2024. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced growth and represented a 13.3% increase quarter-over-quarter, to $3.5 million for the third quarter of 2025 as compared to $3.1 million for the third quarter of 2024 as a result of continued growth in asset values during the current period. During the same period, assets-under-management increased to $1.9 billion at September 30, 2025 from $1.8 billion at September 30, 2024. Additionally, the third quarter of 2025 included approximately $1.2 million of income associated with BOLI payments related to death benefit proceeds and the recognition of approximately $932 thousand associated with insurance proceeds from a fraud claim filed with the insurance carrier.

For the nine months ended September 30, 2025, noninterest income increased by $6.8 million, or 58.2%, to $18.5 million as compared to $11.7 million for the nine months ended September 30, 2024. Our Wealth Management division revenues increased and represented a 15.7% increase reaching $10.4 million for the nine month period ended September 30, 2025 from $9.0 million for the nine month period ended September 30, 2024 as a result of continued growth in asset values and related fees during the current period. The nine months ended September 30, 2025 also included the impact associated with the $1.2 million gain on the branch location sale, the BOLI proceeds, and insurance claim proceeds, offset by a net loss of $568 thousand recorded on the sale of certain securities to reposition a portion of the investment portfolio and replace with higher yielding securities.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries	$7,378	$6,687	$691	10.3%	$21,096	$20,298	$798	3.9%
Employee benefits	2,419	2,269	150	6.6%	7,207	6,695	512	7.6%
Occupancy expense	1,280	1,222	58	4.7%	3,856	3,547	309	8.7%
Professional fees	1,380	1,557	(177)	(11.4)%	4,393	4,330	63	1.5%
Directors’ fees and expenses	314	584	(270)	(46.2)%	939	781	158	20.2%
Computer software expense	1,785	1,526	259	17.0%	5,884	4,191	1,693	40.4%
FDIC assessment	330	210	120	57.1%	990	978	12	1.2%
Advertising expenses	481	364	117	32.1%	1,351	1,166	185	15.9%
Advisor expenses related to trust income	22	30	(8)	(26.7)%	66	95	(29)	(30.5)%
Telephone expenses	220	190	30	15.8%	630	565	65	11.5%
Intangible amortization	71	71	—	—%	214	214	—	—%
Other	1,160	1,237	(77)	(6.2)%	3,463	3,884	(421)	(10.8)%
Total noninterest expense	$16,840	$15,947	$893	5.6%	$50,089	$46,744	$3,345	7.2%

Non-interest expense was $16.8 million for the third quarter of 2025, reflecting an increase of approximately $893 thousand, or 5.6%, as compared to $16.0 million for the same period in 2024. The increase in non-interest expense for the current three-month period was due primarily to continued investment in overall Company growth, including salaries and benefits, computer software expense, FDIC insurance costs, and advertising expense. Our efficiency ratio was 49.9% for the three months ended September 30, 2025, from 58.8% for the same period in 2024.

Non-interest expense was $50.1 million for the first nine months of 2025, reflecting an increase of approximately $3.3 million, or 7.2%, as compared to $46.7 million for the same period in 2024. The increase in non-interest expense for the current nine month period was also due to continued investment in overall Company growth, primarily, increases in salaries and benefits, computer software expense, occupancy expense, and advertising expenses. For the nine months ended September 30, 2025, our efficiency ratio was 53.2% as compared to 58.2% for the same period in 2024.

Provision for Income Tax. Our provision for income taxes for the three months ended September 30, 2025 was $3.0 million, compared to $788 thousand for the same period in 2024. The increase was directly related to provisions associated with higher levels of pre-tax income as well as the effect of certain tax adjustments for the quarter. Our effective tax rate for the three-month period ended September 30, 2025 was 23.0%, as compared to 19.7% for the same period in 2024. For the nine months ended September 30, 2025, our provision for income taxes was $8.7 million, as compared to $5.1 million for the nine months ended September 30, 2024. The increase for the current period was due to the increase in income before income taxes during the current nine month period. Our effective tax rate for the nine-month period ended September 30, 2025 was 23.0%, as compared to 19.9% for the same period in 2024. The growth of the effective tax rates for the 2025 third quarter and nine month periods was due to a reclassification of state tax expense and the increase in proportion of pre-tax income compared with non-taxable revenue (tax-exempt interest income and earnings on bank owned life insurance) during 2025 as compared to 2024.

Financial Position and Results of Operations of our Wealth Management Business Segment

We conduct our business through two business segments: (1) our banking business segment, which involves the delivery of loan and deposit products to our customers through Orange Bank & Trust Company; and (2) our wealth management business segment, which includes asset management and trust services to individuals and institutions through OIA and Orange Bank & Trust Company that provides trust and investment management fee income.

The following table presents the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended September 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$26,947	$—	$26,947	$22,968	$—	$22,968
Noninterest income	3,252	3,535	6,787	1,054	3,120	4,174
Provision for credit loss- investments	—	—	—	—	—	—
Provision for credit loss	(3,876)	—	(3,876)	(7,191)	—	(7,191)
Noninterest expenses	(14,535)	(2,305)	(16,840)	(13,769)	(2,178)	(15,947)
Income tax expense	(2,741)	(258)	(2,999)	(590)	(198)	(788)
Net income	$9,047	$972	$10,019	$2,472	$744	$3,216

	At or for the Nine Months Ended September 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$75,715	$—	$75,715	$68,688	$—	$68,688
Noninterest income	8,088	10,372	18,460	2,701	8,966	11,667
Provision for credit loss - investments	—	—	—	1,900	—	1,900
Provision for credit loss	(6,191)	—	(6,191)	(9,661)	—	(9,661)
Noninterest expenses	(43,244)	(6,845)	(50,089)	(40,193)	(6,551)	(46,744)
Income tax expense	(7,971)	(740)	(8,711)	(4,624)	(507)	(5,131)
Net income	$26,397	$2,787	$29,184	$18,811	$1,908	$20,719
Assets under management and/or administration (AUM) (market value)	$—	$1,900,506	$1,900,506	$—	$1,792,119	$1,792,119
Total assets	$2,626,283	$10,167	$2,636,450	$2,509,447	$9,652	$2,519,099

The market value of assets under management and/or administration at September 30, 2025 was $1.9 billion as compared to $1.8 billion at September 30, 2024. This includes assets held at both Orange Bank & Trust Company and OIA at September 30, 2025 and 2024.

Our income related to our wealth management business segment, which we record as noninterest income, increased $415 thousand or 13.30%, to $3.5 million for the three months ended September 30, 2025 compared to $3.1 million for the three months ended September 30, 2024. The increase was mainly due to the impact of equity markets and growth of the assets under management. Our income related to our wealth management business segment increased $1.4 million, or 15.7%, to $10.4 million for the nine months ended September 30, 2025 compared to $9.0 million for the nine months ended September 30, 2024. The increase was mainly due to the impact of equity markets.

Our expenses related to our wealth management business segment, which we record as noninterest expense, increased $127 thousand, or 5.8%, to $2.3 million for the three months ended September 30, 2025 compared to $2.2 million for the three months ended September 30, 2024. The increase in expenses was primarily due to continued growth of the business unit and continued investment in technology during the period. For the nine months ended September 30, 2025, our expenses related to our wealth management business segment increased $294 thousand, or 4.5%, to $6.8 million for the nine months ended September 30, 2025 compared to $6.6 million for the nine months ended September 30, 2024. The increase in expenses was primarily due to staffing costs during the period.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025 and December 31, 2024, cash and due from banks totaled $189.9 million and $150.3 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $426.6 million at September 30, 2025 and $443.8 million at December 31, 2024.

Certificates of deposit due within one year of September 30, 2025 totaled $104.1 million, or 91.2% of total certificates of deposit. The largest concentration of certificates of deposit at September 30, 2025 represented brokered deposits in the amount of $80.0 million for diversified funding purposes.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2025, we had a total of $92.6 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as well as other correspondent banks. At September 30, 2025, we had a total capacity of $643.4 million at the Federal Home Loan Bank of New York, of which $76.4 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At September 30, 2025, we also held $66.8 million of collateral at the Federal Reserve Bank of New York which could be utilized to provide additional funding through the discount window and an additional $171.1 million was available in borrowings through the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) program. We also maintain additional borrowing capacity of $20.0 million of discretionary lines of credit with correspondent banks at September 30, 2025 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at September 30, 2025. There were no outstanding borrowings with ACBB at September 30, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $30.1 million and $21.8 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $68.8 million for the nine months ended September 30, 2025 and net cash used in investing activities was $12.7 million for the nine months ended September 30, 2024. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $78.2 million for the nine months ended September 30, 2025 and net cash from financing activities was $4.4 million for the nine months ended September 30, 2024.

We remain committed to maintaining a strong liquidity position. We monitor and evaluate our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit growth and retention, current pricing strategy and regulatory restrictions, we have the ability to retain and increase a substantial portion of maturing time deposits, and we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.We remain committed to maintaining a strong liquidity position. We monitor and evaluate our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit growth and retention, current pricing strategy and regulatory restrictions, we have the ability to retain and increase a substantial portion of maturing time deposits, and we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At September 30, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at September 30, 2025 and December 31, 2024.

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

At September 30, 2025, we had $432.6 million in loan commitments outstanding. We also had $18.6 million in standby letters of credit at September 30, 2025.

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

The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of September 30, 2025.

At September 30, 2025

Change in Interest Rates	Net Interest Income Change	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)

+200	$4,792	4.35%
+100	$2,599	2.36%
—	$—	—%
-100	$(3,011)	(2.74)%
-200	$(5,921)	(5.38)%

This analysis assumes an instantaneous and parallel rate shock across the entire yield curve for the scenarios indicated.

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an economic value of equity ("EVE") model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, and 300 basis points from current market rates, and under the assumption that interest rates decrease 100, 200, and 300 basis points from current market rates.

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of September 30, 2025.

At September 30, 2025
		Estimated Increase (Decrease)
		in EVE

	Estimated
Change in Interest Rates (basis points)	EVE	Amount	Percent
(Dollars in thousands)
+300	675,385	41,295	6.51%
+200	663,980	29,890	4.71%
+100	653,856	19,766	3.12%
—	634,090	—	—%
-100	603,918	(30,172)	(4.76)%
-200	561,623	(72,467)	(11.43)%
-300	508,452	(125,638)	(19.81)%

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2025 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of a non-performing commercial real estate loan participation. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. As of September 30, 2025, the litigation is currently in the discovery stage.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2025 none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: November 10, 2025

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)