Form 10-K
period 2025-12-31
Orange County Bancorp, Inc. /DE/
filed 2026-03-16
CIK 1754226

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $25.84 as of June 30, 2025 was $314.3 million.

As of March 9, 2026 there were 13,368,447 shares outstanding of the registrant’s common stock

Documents Incorporated by Reference

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Orange County Bancorp, Inc. (the “Company”) is a bank holding company incorporated under Delaware law in 2007 and headquartered in Middletown, New York. Through its wholly owned subsidiaries, Orange Bank & Trust Company, a New York state-chartered trust company (the “Bank”) and Orange Investment Advisors, Inc., a registered investment advisor (“OIA”), the Company offers full- service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. The Company’s main office is located at 212 Dolson Avenue, Middletown, New York 10940.

By combining the high-level personal service and relationship-based focus of a community bank with the extensive suite of financial products, technology, and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts. These activities, together with our 16 branch offices and one loan production office, continue to generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. As of December 31, 2025, the Company’s assets, loans, deposits and stockholders’ equity totaled $2.7 billion, $2.0 billion, $2.3 billion and $284.4 million, respectively. Orange Bank & Trust Company’s trust department and OIA had a combined $1.9 billion in assets under management at December 31, 2025.

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

The Company continues to enjoy particularly strong growth in its newer markets of Rockland and Westchester Counties, which offer significant growth potential as a function of market size and demographics, while Orange County continues to represent approximately 42% of the Bank’s deposits as of December 31, 2025.

Private Banking. In August 2017, following extensive research and planning, the Bank successfully launched its private banking initiative. This concierge-level service integrates and leverages all four of the Company’s core businesses — deposits, loans, asset management (through our investment adviser subsidiary OIA) and trust and estate services — to provide dedicated, personalized attention to clients with larger, more complex banking needs who engage in significant business with us.

Trust & Wealth Management. Through the trust department of the Bank, we offer traditional trust and administration services to local clients and have a niche focus on Special Needs Trust and Guardianship service. Founded as “Orange County Trust and Safe Deposit Company” in 1892, trust services held a prominent role among our early business lines. This has evolved through the years, most explicitly in a name change to Orange Bank & Trust Company in 2016, and trust services remain a vital part of our business today. As a measure of our ongoing commitment to trust services, we hired dedicated personnel with expertise in the unique requirements of the Special Needs Trust sub-sector for oversight of the division several years ago. This has resulted in meaningful revenue growth and profitability.

We offer asset management, financial planning and wealth management services through our wholly owned subsidiary, OIA, an SEC registered investment advisor, which we acquired in November 2012. OIA manages investments for institutional and high-net-worth individuals, which includes endowments, pension plans and not for profits, as well as sub-advisory investments. OIA continues to focus on expanding its product capabilities and expanding third party product distribution.

In recent years, we have experienced strong growth in the Orange Wealth Management initiative, which combines services offered by OIA, our private bank and trust department in a coordinated strategy for growth. We continue to believe that there are significant cross-selling opportunities within our high-net-worth and business client segments through this platform.

Our History

Born of the vision of 14 founders, the Bank opened for business in May 1892 as Orange County Trust and Safe Deposit Company. In 2016 the Bank rebranded itself as Orange Bank & Trust Company to reflect its ambitions to expand in the Lower Hudson Valley region and the New York City metropolitan area. Some of the important highlights of our recent history include:

•	In 2012, the Company acquired HVIA, a registered investment advisor, now known as OIA.
•	In 2018, the Company completed a private placement of its common stock raising $16.0 million in gross proceeds.
•	In 2020, the Company completed a private placement of subordinated debt of $20.0 million.
•	In August 2021, the Company completed an initial public offering (“IPO”) of its common stock resulting in gross proceeds of $38.5 million. The Company listed its shares on the Nasdaq Capital Market in connection with the IPO. During 2021, the Company surpassed $2.0 billion in consolidated assets for the first time.
•	In December 2024, the Company declared a two-for-one forward stock split effective January 2025.
•	In June 2025, the Company completed a follow-on public offering of its common stock resulting in gross proceeds of $46.0 million.
•	In September 2025, the Company completed a private placement of subordinated debt of $25.0 million.

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

Since 2013, we continue to leverage knowledge and relationships developed over our long history and our commitment to customer service across a strategically expanding footprint. This was formalized with the opening of new branch locations in Westchester and Rockland Counties in 2015 and has since driven meaningful market share growth in these markets. We opened a branch office in Nanuet, located in Rockland County, during the third quarter of 2021 and we entered the Yonkers market with a Westchester County branch location during the first quarter of 2024. A second full-service office was opened in the Bronx during the third quarter of 2025.

While focused on driving growth across all of our markets and product lines, we believe our expanded presence in Westchester, Rockland, and Bronx Counties will continue to be the largest contributor to future asset growth due to the significant deposit base in the Lower Hudson Valley market as well as the Bronx. We view all of our recent openings and locations as natural and logical extensions for the Bank and consistent with our geographic footprint.

Our operating markets have demographic, economic and competitive dynamics that we believe are favorable to continued execution of our strategic plan:

Orange County. Orange County, located 60 miles from New York City, is an attractive and stable market. Our over 130 year-operating history in the region provides a strong foundation for growth and low- cost deposit funding. Economic activity in the region stems from local business activity and increasing support services to the New York metropolitan area. With a population estimated as of July 1, 2024 at 411,767 and a median household income of $97,178 as of the same date, the local economy is distinct and remains somewhat insulated from economic activity in New York City and Westchester County, and includes a growing number of service, warehousing, and logistical businesses. The region had significant population growth during the COVID 19 pandemic as professionals relocated away from urban markets.

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

Westchester and Rockland Counties are large, wealthy markets with median household incomes of $118,976 and $109,959, respectively and a combined population of approximately 1,354,591, all estimated as of July 1, 2024. An unbalanced market of bigger banks, with few smaller banks, continues to provide an attractive competitive landscape that has strengthened our reputation as a leading local bank for small businesses within this market area. We believe our market share relative to our size also provides the opportunity for long-term growth.

Bronx County. The Bronx market is densely populated with 1,384,724 residents estimated as of July 1, 2024 and has maintained a diversified economy typical of most urban population centers. The majority of employment provided is by services, wholesale/retail trade and finance/ insurance/real estate with services accounting for the largest employment sector in the county. With a median household income of $48,676 estimated as of July 1, 2024, the Bronx remains home to a significant number of health care & social assistance businesses and non-profit organizations. A persistent need for housing in the region generates constant growth through demand for construction lending and refinancing activity. Since the opening of our first location in the Bronx market, we have experienced strong growth in loans and deposits in this area.

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

Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our beginning in 1892, our founders understood the Bank’s success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive the Company today, as we serve customers in Orange, Rockland, and Westchester Counties and the Bronx through a network of 16 branches, one loan production office and approximately 235 employees. Our core competencies include familiarity with our clients and providing the highest quality services and solutions, enabling us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.

Derive Further Loan Growth Through Differentiated Service. We have consistently demonstrated our ability to generate robust loan growth and capture additional share in our operating markets. We have been able to do so based on strong client relationships and focused business development efforts. The majority of our loan growth comes from existing clients and referrals, with the latter resulting from our focus on key centers of influence in our communities, such as law firms and accounting practices. We also believe our senior management’s availability for meetings and consultation on a daily basis offers customers a quicker response time on loan applications and other transactions, as well as greater confidence that these transactions will close, than competitors, whose decisions, in some cases, are being made in distant headquarters. We believe this level of service also gives us a pricing advantage, often enabling us to obtain higher loan rates than our competitors, while still securing the business and client relationship.

Continue to Grow our Core Deposit Franchise. The strength of our deposit franchise is derived from our long-standing relationships with our clients and the strong ties within the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for the growth of our loan portfolio. Core deposits (deposits excluding time deposits) comprise 93.1% of our total funding, with a low cost of 1.00% for the year ended December 31, 2025. A key component of our strategy to enhance funding sources is our cash management services, which has helped our team expand the depth and efficiency of our product offerings, and is expected to contribute to profitability, customer account growth, and relationship retention going forward. Additionally, by continuing to broaden our suite of business services, from sophisticated cash management to enhanced commercial lending, loans and deposits grew to $2.0 billion and $2.3 billion at year end 2025, up 7.4% and 7.3%, respectively, over year end 2024. We expect this growth to continue as the Bank continues to enhance our technology resources and to incorporate the tools our clients need to operate more efficiently and profitably. We also believe our strong commercial and public sector relationships will supplement our retail deposit base, further enhancing deposit growth and, ultimately, continued growth of our loan portfolio. Deposits from municipalities totaled $233.3 million, or 10.1%, of our total deposits at December 31, 2025.

Continue to Build Fee-Based Business. We have built a strong foundation of fee-based revenue through our trust services and wealth management businesses. Like our core banking business, our trust and advisory services have also achieved significant recent milestones, with combined assets under management (AUM) in the two groups aggregating $1.9 billion at December 31, 2025, in spite of very competitive market conditions. As we have successfully done with our banking business, we intend to continue the expansion of OIA’s services into Westchester, Bronx, and Rockland Counties. Additionally, private banking, continued to grow in 2025 and now supports approximately 740 clients (an increase from 625 clients in 2023) to fully leverage the resources and capabilities of our platform. Each of our fee- based businesses is run by an experienced team and has scalable infrastructure to support additional growth with little added expense. We believe our integrated approach to client relationships, growing market position and expanded service offerings will provide significant cross selling and new business opportunities going forward.

Capitalize on Market Disruption. We intend to continue to take advantage of market disruption in our operating territories, which we believe has created an environment of underbanked customers. The acquisitions of competitors in these markets continue to create opportunities to hire seasoned bankers who we believe can thrive under our business model and take advantage of customer dissatisfaction with large, less personalized banks and/or recently merged institutions. We have successfully employed this strategy in the past, hiring experienced bankers from merged institutions and acquiring OIA from Provident New York Bancorp in 2012.

We believe the ongoing reduction in the number of locally managed community banks provides the opportunity for us to offer sophisticated banking products and services targeting small and middle market businesses, to expand our customer base, increase assets, and enhance profitability.

Strategic Expansion. While Orange County remains our home, ongoing investments in Rockland, Westchester and Bronx Counties continue to be significant drivers of our growth and profitability. Most recently, we strengthened our position with a second location within the Bronx market during the third quarter of 2025. The exploration of new locations and opportunities for expansion will remain a key initiative within the Company’s growth strategy.

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

Lending Activities

General. Our principal lending activity has been the origination of commercial real estate loans, commercial and industrial loans, commercial real estate construction loans, and to a lesser extent, residential real estate loans, home equity loans and consumer loans. Our customers are primarily small and medium- sized businesses, attorneys, and other professionals. The following table sets forth the composition of our loan portfolio by the type of loan at December 31, 2025:

	At December 31, 2025

	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$249,633	12.80%
Commercial real estate	1,480,062	75.89%
Commercial real estate construction	99,262	5.09%
Residential real estate	65,290	3.35%
Home equity	22,618	1.16%
Consumer	33,419	1.71%
Total loans	1,950,284	100.00%
Allowance for loan losses	(28,335)
Total loans, net	$1,921,949

Commercial Real Estate Lending. As of December 31, 2025, we had $1.5 billion in total commercial real estate loans, representing approximately 75.9% of total loans. We originate loans to finance commercial real estate, primarily secured by commercial retail space, multifamily properties, office buildings and warehouses in our primary lending market. Generally, our commercial real estate loans have terms between five and ten years based on a 20-to-30-year amortization schedule, loan-to-value ratios of up to 75% of the appraised value of the property and are often credit enhanced by personal guarantees of the borrowers. Our typical commercial real estate loan has a three, five or seven-year fixed rate term which then adjusts to a margin above the FHLB of New York fixed rate advance index for the remainder of the term with a balloon payment due usually at the end of ten years. At December 31, 2025, 12.1% of our commercial real estate loans were for owner-occupied properties. At December 31, 2025, we had $454.3 million in loans secured by multifamily properties.

At December 31, 2025, the following represents a summary of outstanding commercial real estate loans by the four largest New York counties within our geographic market areas. These categories total approximately 70% of the entire loan portfolio. The summary is as follows:

	At December 31, 2025

	Amount	Percent

	(Dollars in thousands)

Westchester County, NY	$441,600	26.86%
Orange County, NY	330,560	19.44%
Bronx County, NY	268,930	15.97%
Rockland County, NY	122,570	7.35%
	$1,163,660	69.62%

Additionally, the composition of our commercial real estate portfolio includes certain segments which represent the five largest categories by borrower type. These categories total over 56% of the total loan portfolio. The summary is as follows:

	At December 31, 2025

	Amount	Percent

	(Dollars in thousands)

Multifamily	$454,310	23.30%
Office	175,200	8.97%
Retail	188,300	9.65%
Mixed use	141,500	7.26%
Industrial/Warehouse	133,100	6.83%
	$1,092,410	56.01%

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

Commercial and Industrial Lending. As of December 31, 2025, we had $249.6 million in commercial and industrial loans (including PPP loans), representing 12.8% of total loans. We originate commercial and industrial loans, consisting mainly of short-term loans, lines of credit and term loans to businesses located in our primary lending market. These loans are used for various business purposes including the finance of machinery and equipment purchases, inventory and accounts receivable as well as real estate purchases.

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

Commercial Real Estate Construction Lending. As of December 31, 2025, we had $99.3 million in commercial real estate construction loans, representing 5.1% of total loans. We engage in commercial real estate construction lending, primarily for projects located within our primary lending market. Our commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans. These loans are generally secured by the subject property. Terms of construction loans depend on the specifics of the project such as the estimated time for completion, the planned construction costs and the prospective appraised value of those projects. At December 31, 2025, we have made commitments of $135.2 million of which $99.3 million has been drawn by our commercial real estate construction borrowers.

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

Residential Real Estate Lending. As of December 31, 2025, we had $65.3 million in total residential real estate loans, representing 3.4% of total loans. As in recent years, we continue to deemphasize the origination of residential real estate loans in our portfolio in order to focus on our strategy as a commercial banking business. We offer fixed-rate and adjustable-rate loans with terms up to a maximum of 20 years. The majority of our residential real estate loans are originated with a loan-to-value of 80% or less. Loans in excess of 80% are required to have private mortgage insurance. These loans are generally secured by properties located in, or made to customers who reside in, our primary market area.

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

Home Equity Lending. As of December 31, 2025, we had $22.6 million in total home equity loans, representing 1.2% of total loans. We originate home equity lines of credit and closed-end loans. These loans are generally secured by properties located in, or provided to customers who reside in, our primary market area. Home equity lines and loans are secured by the borrower’s primary residence with a maximum loan-to-value ratio of 85% and a maximum term of 15 years on home equity loans and a 10-year draw period followed by a 15-year repayment period for home equity lines. Home equity loans adjust based on the Prime Rate.

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

Consumer Lending. As of December 31, 2025, we had $33.4 million in consumer loans, representing 1.7% of total loans. We offer a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits as well as other types of consumer loans.

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

Loan Purchases, Participations and Sales. From time to time, we purchase loans or participate in loans with other financial institutions to supplement our origination of loans. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We primarily participate in commercial real estate loans, including multi-family real estate loans, and in commercial and industrial loans. When we are not lead lender, we always follow our customary loan underwriting and approval procedures. As of December 31, 2025, the outstanding balances of our loan participations totaled $85.8 million, of which $71.7 million were commercial real estate loans, $2.4 million were commercial real estate construction loans, and $11.7 million were commercial and industrial loans. In May 2018, we joined a community bank lending network operated by BancAlliance which provides the opportunity to participate in commercial and industrial loans and lines of credit that are broadly syndicated to member banks and outside institutions. As of December 31, 2025, the outstanding balances of loans sourced through this program totaled $8.1 million, across two distinct borrower relationships.

Periodically, we also may purchase whole loans from other lenders. Beginning in 2018, we have purchased commercial and industrial loans made to medical professionals throughout the U.S. such as to doctors, dentists, accountants, and attorneys secured by a blanket lien on their business assets from a national provider of such loans. We follow our customary loan underwriting and approval policies specific to these purchased loans. Historically, we had purchased such loans under two programs. The first is a direct purchase with no guarantee (the “Direct Purchase Loans”), in which the loans are purchased at par with a put-back provision to the originator in the event of nonperformance. The second program carried a 50% guarantee from the seller (the “Partial Guaranteed Loans”) in which the loans were purchased at par. Because these loans are generally secured by business assets, they may be subject to a greater extent to the financial condition of the borrower than loans secured by real estate collateral. During the year ended December 31, 2024, we modified the arrangement and, effectively, replaced the Partial Guaranteed Loans with Direct Purchase Loans. As of December 31, 2025 and 2024, the aggregate balance of the purchased loans under these programs were $37.7 million and $47.2 million, respectively.

We generally do not sell loans and did not sell any loans during the years ended December 31, 2025 or 2024.

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

•determining whether the borrower is a capable manager and operator of the business;

•understanding the specific purpose of the loan;

•verifying that the primary, secondary and tertiary sources of repayment are adequate in relation to the amount and structure of the loan;

•assessing the economic environment in which the loan would be granted; and

•ensuring that each loan is properly documented with perfected liens on collateral.

Loan Approval Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The approval of two out of three of the Chief Executive Officer, the Chief Lending Officer or the Chief Credit Officer is generally required for lending relationships up to $1.0 million. Lending relationships of more than $1.0 million and up to $3.0 million must be approved by the Management Loan Committee. The Management Loan Committee consists of the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Risk Officer, the EVP-Northern Lending Market, the 1st VP-Senior Director Commercial Lending, and the Chief Credit Officer. Lending relationships of more than $3.0 million and loans with more than three underwriting exceptions must be approved by the Directors Loan Committee which consists of four directors. The approval of our Board of Directors is required for all Regulation O loans.

Loans to One Borrower Limit. In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2025, our regulatory limit on loans-to-one borrower was approximately $55.2 million.

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

Wealth Management Business Segment

Through OIA and Orange Bank & Trust Company’s trust department, we offer a range of trust services, including managing customer investments, serving as custodian of customer assets, and providing fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. At December 31, 2025, we had $1.9 billion of assets under management in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Orange Bank & Trust Company or OIA and therefore are not included in the consolidated balance sheets included in the Annual Report on Form 10-K. OIA and Orange Bank & Trust Company’s trust department collectively had 33 full-time equivalent employees as of December 31, 2025 and revenue of $14.1 million or approximately 8.9% of our total revenues in 2025.

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

At December 31, 2025, we had a portfolio of investment securities available for sale which is reported at fair value through accumulated other comprehensive loss.

Deposit Funding

Deposits are our primary source of funds to support our interest earning assets and growth. As of December 31, 2025, we held approximately $2.3 billion of total deposits. The following table sets forth our total deposit account balances, by account type, at December 31, 2025:

	At December 31, 2025
			Average
	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand accounts	$725,656	31.41%	—%
Interest bearing demand accounts	419,604	18.16%	0.72%
Money market accounts	646,688	27.99%	1.86%
Savings accounts	359,415	15.56%	1.45%
Certificates of Deposit	159,010	6.88%	3.46%
Total	$2,310,373	100.00%	1.12%

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and non-interest- bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2025, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.2 billion, or 93.1% of our total deposits, and our cost of funds on this stable funding source was 1.00% anchored by our noninterest bearing demand deposits which represented 31.4% of total deposits at December 31, 2025. We have approximately $125.0 million of brokered deposits at December 31, 2025. Our CDARS and ICS deposits totaled $101.8 million at December 31, 2025.

We actively seek to obtain municipal deposits. At December 31, 2025, municipal deposits totaled $233.3 million or 10.1% of our total deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as county, village and town governments, school districts, fire departments and other municipalities. We solicit their operating and savings deposits. Municipal deposit accounts are generally collateralized by eligible government and government agency securities.

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

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, two commercial banks and the Federal Reserve Bank. At the Federal Reserve Bank, we have collateral pledged lines through their Discount Window and the Borrower-in-Custody program. Borrowings represent an alternative funding source, accordingly, we utilize advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2025, we had $652.7 million of available borrowing capacity with the FHLB. On that date, we had $10.0 million in advances outstanding from the FHLB. The other borrowing lines are maintained primarily for contingency funding sources and had no amounts outstanding at December 31, 2025.

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

Personnel

As of December 31, 2025, we had 235 full-time equivalent employees at Orange County Bancorp, Orange Bank & Trust Company and OIA, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

Orange Bank & Trust Company and OIA are the only subsidiaries of Orange County Bancorp and there are no subsidiaries of Orange Bank & Trust Company and OIA.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2025.

As a result of an amendment to the Dodd-Frank Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “Qualifying Community Bank”). The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The rule establishes a community bank leverage ratio (“CBLR”) equal to the Tier 1 capital divided by the average total consolidated assets. Regulators have established the CBLR at 9.0%. In November 2025, the federal banking agencies issued a proposed rule to lower the CBLR to 8%.

A Qualifying Community Bank that meets and elects to follow the CBLR is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and at December 31, 2025, the Bank’s capital exceeded all applicable requirements.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was classified as well capitalized at December 31, 2025.

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

Investment Advisory Regulations

We offer wealth management and investment advisory services through OIA, a wholly owned subsidiary of the Company. OIA is a registered investment advisor under the Investment Advisors Act of 1940, as amended, and as such, is supervised by the SEC. OIA is also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

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

Risks Related to Economic Conditions

A substantial portion of our business is in the New York City Metropolitan area and in Orange, Westchester, Bronx, and Rockland Counties in New York and, therefore, our business is particularly vulnerable to an economic downturn in our primary market area.

We primarily serve individuals, businesses and municipalities located in the New York City metropolitan area and in Orange, Westchester, Bronx, and Rockland Counties, New York. As of December 31, 2025, most of our loan portfolio was secured by real estate and other assets located in these areas in New York. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in these areas, or adverse changes in laws or regulations in New York could affect the credit quality of our assets, the businesses of our customers and ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

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

At December 31, 2025, approximately $1.6 billion, or 81.0%, of our total loan portfolio was secured by commercial real estate, including construction, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York City metropolitan area and in Orange, Westchester, Bronx, and Rockland Counties and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. During 2025, inflation in the United States experienced a slight decrease as compared to 2024. The FRB lowered the federal funds rate by a quarter of a percentage point in September 2025, October 2025 and again in December 2025. Although the FRB has indicated its outlook for growth is relatively stable, the uncertainty about growth remains high. Accordingly, the value of our investment securities, particularly those with longer maturities, could decrease if rates rise, although this effect can be less pronounced for floating rate instruments. In addition, potential inflation increases the cost of goods and services in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses could have a negative impact on their ability to repay their loans with us.

Risks Related to Lending Activities

Our emphasis on commercial real estate loans involves risks that could adversely affect our financial condition and results of operations.

Our loan portfolio includes commercial real estate loans, primarily loans secured by commercial retail space, office buildings and multifamily properties. At December 31, 2025, our commercial real estate loans, including construction loans, totaled $1.6 billion, or 81.0%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. Moreover, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (the “FDIC”) and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 370% of our risk-based capital at December 31, 2025 and the outstanding balance of our commercial real estate loan portfolio has increased by 44% during the 36 months preceding December 31, 2025.

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

At December 31, 2025, $249.6 million, or 12.8% of our total loan portfolio, consisted of commercial and industrial loans. Our commercial and industrial loans are collateralized by general business assets, including accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial and industrial loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. At December 31, 2025, our allowance for credit losses was 1.45% of total loans and 254.6% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

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

At December 31, 2025, our non-performing assets, which consist of non-performing loans and other real estate owned, were $11.1 million, or 0.42% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

We participate in commercial real estate loans and commercial and industrial loans with other financial institutions from time to time in which we are not the lead lender. Our commercial real estate loan participations are limited to our geographic lending market which includes, the Hudson Valley, the New York City Metropolitan area, New Jersey and Connecticut. We also occasionally participate in commercial and industrial loans with other financial institutions in which we are not the lead lender. These loans are also limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2025, commercial real estate loan participations, including construction, for which we were not the lead lender totaled $74.1 million, or 4.8% of our commercial real estate loan portfolio, including commercial and industrial loan participations for which we were not the lead lender totaled $11.7 million, or 4.7% of our commercial and industrial loan portfolio.

We underwrite each commercial real estate loan and commercial and industrial loan that we participate in and establish the loan classification and loan provision using the same criteria we use for loans we originate. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to service and to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2025, we had one loan participation which was delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

A portion of our loan portfolio consists of loan purchases we do not service which may have a higher risk of loss than loans we originate because these loans are secured by assets outside our primary market area.

We purchase commercial and industrial loans from time to time outside our market area. We have purchased loans primarily extended to the medical industry that are secured by UCC blanket liens on all business assets and are distributed throughout the United States. These loan purchases may have a higher risk of loss than loans we originate because they are located outside of our primary market area. All loans purchased are in compliance with our approved underwriting standards specific to purchased loans under this program. These loans may have a higher risk of loss as our decision regarding the classification of these loans and loan loss provisions associated with these loans are made in part based upon information provided by the servicer. At December 31, 2025, our purchased commercial and industrial loans totaled $11.0 million, or 0.6% of our loan portfolio and 4.4% of our commercial and industrial loan portfolio, none of which were delinquent 60 days or more. During the year ended December 31, 2025, we did not purchase any loans from the partially guaranteed consumer loan program. If our underwriting of these purchased loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Risks Related to Wealth Management

Involvement in wealth management creates risks associated with the industry.

At December 31, 2025, we had approximately $1.9 billion in assets under management. Our wealth management operations with OIA and our trust and administration services provided through the Bank’s trust services department present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management and trust services operations. In addition, our wealth management and trust service operations are dependent on a small number of established financial advisors and other service providers, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

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

At December 31, 2025, we had $2.2 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2025, $233.3 million, or 10.1% of our total deposits, consisted of municipal deposits from local government entities such as county, village and town governments, school districts, fire departments and other municipalities, which are collateralized by investment securities. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

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

We may choose to expand by making acquisitions, including other financial institutions, branches or fee-based businesses, that could be material to our business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

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

During 2025, the FRB reduced interest rates in response to economic indicators, mainly associated with a weaker labor market and unemployment trends rather than recessionary concerns. The FRB has indicated a steady approach in 2026 as market conditions appear to be stabilizing. Rates are expected to remain stable but not certain. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, our net interest margin may contract in a rising rate environment because our funding costs may increase faster than the yield we earn on our interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect our financial condition and results of operations.

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

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.

Further, we may rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or securities exchange, which could pose a threat to financial stability.

We rely heavily on our executive management team and other key employees for our successful operation, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel at Orange Bank & Trust Company and OIA, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel at Orange Bank & Trust Company or OIA could have a material adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The area in which we operate remains a highly competitive banking market. We compete for loans and deposits with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. The trust department of the Bank competes with national trust companies and local attorneys for fiduciary appointments. In addition, OIA competes with a multitude of investment companies, from online providers to similarly structured investment advisors. Many competitors have substantially greater resources than we do. The differences in resources may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

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

The policies of the FRB represent significant potential impact for us. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict.

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

The monetary policies of the FRB may be affected by certain policy initiatives of the current administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the FRB may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the current administration’s policy changes and their impact on the policies of the FRB, as well as our business and financial results, are uncertain at this time.

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

•Debit cards and so-called “smart cards”;

•Remote deposit capture;

•Artificial Intelligence;

•	Stablecoin;

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

Our directors and executive officers, as a group, beneficially owned approximately 8.0% of our outstanding shares of common stock as of December 31, 2025. To our knowledge, although there is no written agreement between members of the Morrison family to act in concert, relatives of director William D. Morrison and William D. Morrison beneficially owned collectively approximately 19.0% of our outstanding shares of common stock as of December 31, 2025. William D. Morrison beneficially owned approximately 0.9% of our outstanding shares of common stock as of December 31, 2025. As a result of this level of ownership, our directors and executive officers and members of the Morrison family have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers and members of the Morrison family may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Our common stock is subordinate to our existing and future indebtedness.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, and other non-equity claims on us, with respect to assets available to satisfy claims. In addition, the shares of common stock rank junior to the noteholders of the $25.0 million in subordinated debt that we issued in September 2025.

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

Cybersecurity risk is initially overseen by bank management through a Cybersecurity Management Committee (“CMC”). The CMC is responsible for the coordination, oversight, and development of the bank-wide cyber security policies, standards, guidelines, and procedures. As part of the oversight responsibilities, the CMC also evaluates cybersecurity exposures ensuring appropriate response and design of controls to mitigate risks as well as monitoring the performance and effectiveness of the overall cybersecurity program. The CMC meetings typically include various department heads from within the organization, but the primary members of the CMC include the following:

•	Chief Information Officer, (Chairperson)
•	Information Security Officer

•Chief Operating Officer

•	Director of Compliance
•	Chief Risk Officer

The Cybersecurity Management Committee operates in connection with the Bank’s Technology Committee (the “Tech Committee” or “TC”). The primary function of the Bank’s Tech Committee is oversight of the Bank’s technology planning and strategy, including cybersecurity and technology trends, major technology investments, and operational performance that may affect the Bank. The Technology Committee is comprised of three independent directors, one of which is Committee Chair. In addition to the directors, TC meetings typically include the Chief Information Officer, the Information Security Officer, the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and the Chief Risk Officer.

The specific experience of management who oversee cybersecurity are as follows:

• Chief Information Officer (“CIO”) – The CIO has over 25 years of industry experience and has facilitated the management of information security programs at financial institutions during his entire career.

• Information Security Officer (“ISO”) - The ISO has over 25 years of broad technology and cyber experience and maintains the following certifications: Certified Information Systems Auditor (“CISA”), Certified Information Systems Security Professional (“CISSP”), and Certified Information Security Manager (“CISM”).

• Chief Operating Officer (“COO”) – The COO has over 25 years of experience primarily in bank operations and has participated in end-to-end implementations and upgrades of core banking technology, from vendor selection to managing implementation, to leading enhancement and efficiency initiatives throughout the life of the application.

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

Item 2. Properties

We operate from our main office and 15 branch offices. We own our main office and three branch offices in Middletown, NY as well as locations in Chester, in Newburgh and in Montgomery, New York. We lease twelve branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Bronx (2), Nanuet, and Yonkers, New York. The branches are leased under agreements that may be renewed for various periods. In addition, OIA operates from leased offices located in Goshen, New York. At December 31, 2025, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $15.5 million.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2025, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of the non-performing commercial real estate loan participation. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. As of December 31, 2025, the Bank remains as plaintiff in this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Orange County Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “OBT” since August 5, 2021. At March 10, 2026, Orange County Bancorp, Inc. had approximately 205 stockholders of record.

Subject to prior approval from our board of directors and regulatory restrictions, we intend to continue the payment of a cash dividend of $0.18 per share on a quarterly basis to holders of our common stock. Our board of directors may change the amount of, or entirely eliminate the payment of, future dividends at its discretion, without notice to our stockholders. We are not obligated to pay dividends on our common stock. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will continue to depend on a number of factors, including:

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

Because we are a bank holding company, we are dependent upon the payment of dividends by Orange Bank & Trust Company and OIA to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Orange Bank & Trust Company is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. A New York state member bank may generally declare a dividend, without approval from the NYSDFS or the FRB, in an amount equal to its year-to-date net income plus the prior two years’ net income. The NYSDFS and the FRB have the authority to prohibit a New York trust company from paying dividends if such payment is deemed to be an unsafe or unsound practice. In addition, as a depository institution the deposits of which are insured by the FDIC, Orange Bank & Trust Company may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC or if in the FDIC’s opinion, the payment of dividends would constitute an unsafe or unsound practice. Orange Bank & Trust Company currently is not (and never has been) in default under any of its obligations to the FDIC. See “Item 1 Business — Supervision and Regulation — Bank Regulation — Dividends.” To pay a cash dividend, a state member bank must also maintain an adequate capital conservation buffer under the capital rules described in “Item 1 Business — Supervision and Regulation — Bank Regulation — Capitalization.”

There were no sales of unregistered equity securities or repurchases of shares of common stock during the quarter ended December 31, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the BHC Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Orange Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can capitalize on the substantial growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 branches and one loan production office, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and OIA, which combined has $1.9 billion in assets under management at December 31, 2025. As of December 31, 2025, our assets, loans, deposits and stockholders’ equity totaled $2.7 billion, $2.0 billion, $2.3 billion and $284.4 million, respectively.

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

Interest rates experienced some volatility and pressure during 2025. Based on our asset sensitivity, a steepened yield curve and higher interest rates generally could have a beneficial impact on our net interest income. Conversely, a downward yield curve at lower rates would be expected to have an adverse impact on our net interest income.

Noninterest Income. Noninterest income is also a contributor to our net income. Noninterest income consists primarily of our investment advisory income and trust income generated by OIA and our trust department. In addition, noninterest income is also impacted by net gains on the sale of investment securities or other assets, service charges on deposit accounts, earnings on bank owned life insurance and other fee income consisting primarily of debit card fee income, checkbook fees and rebates and safe deposit box rental income.

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

Credit Quality. We have well-established loan policies and underwriting practices that have resulted in low historical levels of charge-offs and nonperforming assets. We strive to generate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

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

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			December 31, 2025
			vs.
	As of December 31,	As of December 31,	December 31, 2024
	2025	2024	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	2,659,377	2,509,927	149,450	6.0%
Cash and due from banks	204,232	150,334	53,898	35.9%
Loans, net	1,921,949	1,789,674	132,275	7.4%
Investment securities, available for sale	419,406	443,775	(24,369)	(5.5)%
Deposits	2,310,373	2,153,359	157,014	7.3%
FHLB advances, short term	—	113,500	(113,500)	(100.0)%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	24,555	19,591	4,964	25.3%
Stockholders’ Equity	284,364	185,531	98,833	53.3%

Assets. Our total assets were $2.7 billion at December 31, 2025, an increase of $149.5 million from December 31, 2024. The increase was primarily due to increased net loan growth of approximately $132.3 million, or 7.4%, during the year. The increase in assets also included an increase in cash and due from banks of $53.9 million, or 35.9%. During 2025, investment securities decreased by $24.4 million, or 5.5%. This decrease represents management’s continued focus on increased liquidity as the maturities of securities were primarily used to enhance the Bank’s cash position and pay-down borrowings.

Cash and due from banks. Cash and due from banks increased $53.9 million, or 35.9%, to $204.2 million at December 31, 2025 from $150.3 million at December 31, 2024. The increase was primarily driven by strong deposit growth during the year coupled with a strategic focus to increase cash balances, while paying down borrowings in order to maintain continued strong cash levels while ensuring that contingent liquidity sources are available.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,		At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$249,633	12.80%	$242,390	13.35%
Commercial real estate	1,480,062	75.89%	1,362,054	75.01%
Commercial real estate construction	99,262	5.09%	80,993	4.46%
Residential real estate	65,290	3.35%	74,973	4.13%
Home equity	22,618	1.16%	17,365	0.96%
Consumer	33,419	1.71%	37,976	2.09%
Total loans	1,950,284	100.00%	1,815,751	100.00%
Allowance for credit losses	(28,335)		(26,077)
Total loans, net	$1,921,949		$1,789,674

Net loans increased $132.3 million, or 7.4%, to $1.9 billion at December 31, 2025 from $1.8 billion at December 31, 2024 primarily due to increases in commercial real estate loans, commercial real estate construction loans as well as increases in commercial and industrial loans and home equity loans. Commercial real estate loans increased $118.0 million, or 8.7%, to $1.5 billion at December 31, 2025 from $1.4 billion at December 31, 2024 primarily as a result of continued loan demand by our commercial real estate customers, along with our strategy of continued expansion within commercial real estate lending in our market area. Commercial real estate construction loans increased $18.3 million, or 22.6%, to $99.3 million as of December 31, 2025 from $81.0 million as of December 31, 2024 due to continued loan demand for development within our marketplace. Commercial and industrial loans increased $7.3 million, or 3.0%, to $249.6 million at December 31, 2025 from $242.4 million at December 31, 2024. Home equity loans increased $5.3 million, or 30.3%, to $22.6 million at December 31, 2025. Consumer loans decreased $4.6 million, or 12.0%, to $33.4 million at December 31, 2025 from $38.0 million at December 31, 2024.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	Commercial		Commercial
	and	Commercial	Real Estate	Residential
Time to Reprice/Mature	Industrial	Real Estate	Construction	Real Estate	Home Equity	Consumer	Total

	(Dollar in thousands)
One year or less	$155,469	$149,086	$42,055	$6,507	$—	$469	$353,586
More than one year to five years	74,961	706,624	57,207	5,504	251	18,763	863,310
More than five years to fifteen years	16,984	619,239	—	24,484	1,570	14,135	676,412
After fifteen years	2,219	5,113	—	28,795	20,797	52	56,976
Total	$249,633	$1,480,062	$99,262	$65,290	$22,618	$33,419	$1,950,284

The following table sets forth the principal balance of fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026:

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
Commercial and industrial	$76,079	$18,085	$94,164
Commercial real estate	508,485	822,900	1,331,385
Commercial real estate construction	—	57,207	57,207
Residential real estate	36,698	22,085	58,783
Home equity	557	21,715	22,272
Consumer	27,304	5,583	32,887
Total loans	$649,123	$947,575	$1,596,698

At December 31, 2025, $562.9 million, or 49.3% of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial and industrial	$744	$77	$1,518	$—	$128	$150
Commercial real estate	—	—	8,414	141	398	6,000
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—	—	1	294	—	—
Home equity	—	—	616	—	—	—
Consumer	—	—	—	—	—	—
Total	$744	$77	$10,549	$435	$526	$6,150

The following table sets forth our loan delinquencies, including non-accrual loans, at the dates indicated as a percentage of loans for the corresponding types.

	At December 31,
	2025			2024
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	0.30%	0.03%	0.61%	—%	0.05%	0.06%
Commercial real estate	—%	—%	0.57%	0.01%	0.03%	0.44%
Commercial real estate construction	—%	—%	—%	—%	—%	—%
Residential real estate	—%	—%	0.00%	0.39%	—%	—%
Home equity	—%	—%	2.72%	—%	—%	—%
Consumer	—%	—%	—%	—%	—%	—%
Total	0.04%	0.00%	0.54%	0.02%	0.03%	0.34%

Non-performing Assets

Management reviews a loan individually when it is non-performing or when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be non-performing, the measurement of the loan in the allowance for credit losses is based on the fair value of the collateral for all collateral-dependent loans. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. As of December 31, 2025, the Company had no real estate owned.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $11.1 million at December 31, 2025 as compared to $6.3 million at December 31, 2024.

	At December 31,	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$1,577	$293
Commercial real estate	8,690	6,000
Commercial real estate construction	—	—
Residential real estate	1	6
Home equity	844	—
Consumer	—	—
Total non-accrual loans	11,112	6,299
Accruing loans 90 days or more past due:
Commercial and industrial	18	—
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	18	—
Total non-performing loans	11,130	6,299
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$11,130	$6,299
Ratios:
Total non-performing loans to total loans	0.57%	0.35%
Total non-performing loans to total assets	0.42%	0.25%
Total non-performing assets to total assets	0.42%	0.25%

Non-performing loans at December 31, 2025 totaled $11.1 million and consisted mainly of $8.7 million related to commercial real estate loans and $1.6 million of commercial and industrial loans as well as $844 thousand associated with home equity loans. We had no other real estate owned at December 31, 2025 or 2024, respectively.

Non-performing assets increased $4.8 million, or 76.7%, to $11.1 million, or 0.42% of total assets, at December 31, 2025 from $6.3 million, or 0.25% of total assets, at December 31, 2024. The increase in non-performing assets at December 31, 2025 compared to December 31, 2024 was primarily due to several commercial and industrial loans as well as certain loans within the commercial real estate category.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on certain economic and legal reasons related to the borrower’s financial situation. There were no loans modified due to financial difficulties during the year ended December 31, 2025 and during the year ended December 31, 2024.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At December 31,	At December 31,
	2025	2024

	(Dollars in thousands)
Classification of Assets:
Substandard	$73,706	$43,981
Doubtful	—	—
Loss	—	—
Total Classified Assets	$73,706	$43,981
Special Mention	$58,422	$20,851

On the basis of management’s review of our assets, we classified $73.7 million of our assets at December 31, 2025 as substandard compared to $44.0 million at December 31, 2024. We designated $58.4 million of our assets at December 31, 2025 as special mention compared to $20.9 million designated as special mention at December 31, 2024.

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

The following table sets forth activity in our allowance for credit losses for the years indicated:

	At or for the Year Ended
	December 31,
	2025	2024

	(Dollars in thousands)
Balance at beginning of year	$26,077	$25,182
Charge-offs:
Commercial and industrial	6,022	10
Commercial real estate	100	8,685
Commercial real estate construction	—	—
Residential real estate	16	94
Home equity	—	33
Consumer	5	1
PPP loans	—	—
Total charge-offs	6,143	8,823
Recoveries:
Commercial and industrial	442	53
Commercial real estate	—	—
Commercial real estate construction	76	—
Residential real estate	—	—
Home equity	—	—
Consumer	41	79
Total recoveries	559	132
Net charge-offs (recoveries)	5,584	8,691
Provision for credit losses	7,842	9,586
Balance at end of period	$28,335	$26,077
Ratios:
Net charge-offs to average loans outstanding	0.29%	0.49%
Allowance for credit losses to non-performing loans at end of period	254.58%	413.99%
Allowance for credit losses to total loans at end of period	1.45%	1.44%

The following table presents the summary of net charge-offs (recovery) to average loans outstanding by loan type for the years presented:

	Years ended December 31,
	2025	2024

Net charge-offs to average loans outstanding	0.29%	0.49%
Broken down by loan type as follows, excluding PPP:
Commercial and Industrial	0.30%	0.00%
Commercial real estate	0.01%	0.48%
Commercial real estate construction	-0.01%	0.00%
Residential real estate	0.00%	0.01%
Home equity	0.00%	0.00%
Consumer	-0.01%	0.00%

The allowance for credit losses increased by $2.3 million, or 8.7%, to $28.3 million, or 1.45% of total loans at December 31, 2025 from $26.1 million, or 1.44% of total loans, at December 31, 2024. The increase in the allowance for credit losses for 2025 was driven mainly by a provision of $7.8 million related to growth of our commercial real estate portfolio as well as the impact of $6.1 million in charge-offs during the year. Commercial and industrial loans represented the most significant impact on net charge-offs as a result of two relationships which had deteriorated.

The following tables set forth the allowance for credit losses allocated by loan category at the dates indicated.

	At December 31,
	2025			2024
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance to	Category to		Allowance to	Category to
	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

	(Dollars in thousands)
Commercial and industrial	$4,902	17.30%	12.80%	$4,501	17.26%	13.35%
Commercial real estate	20,101	70.94%	75.89%	19,227	73.73%	75.01%
Commercial real estate construction	1,040	3.67%	5.09%	755	2.90%	4.46%
Residential real estate	1,601	5.65%	3.35%	962	3.69%	4.13%
Home equity	170	0.60%	1.16%	56	0.21%	0.96%
Consumer	521	1.84%	1.71%	576	2.21%	2.09%
Total allowance for loan losses	28,335	100.00%	100.00%	26,077	100.00%	100.00%

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio as of the dates indicated.

	At December 31, 2025		At December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$67,611	$61,570	$85,464	$76,154
Mortgage-backed securities	287,128	251,825	307,463	257,339
Corporate securities	25,001	23,276	23,508	20,034
Obligations of states and political subdivisions	92,357	82,735	103,132	90,248
Total	$472,097	$419,406	$519,567	$443,775

Available for sale securities decreased $24.4 million, or 5.5%, to $419.4 million at December 31, 2025 from $443.8 million at December 31, 2024, as mortgage-backed securities decreased $5.5 million, municipal securities decreased $7.5 million, and U.S. Government agency securities decreased $14.6 million, while corporate securities increased $3.2 million. The overall decrease was primarily the result of management’s continued intent to increase our liquidity position for funding purposes and maintain the maturing investments within the cash accounts. During the first quarter of 2024, the Company recognized a net-credit related to the provision for credit losses of $1.9 million. The recovery was received for proceeds from the sale of subordinated debt securities which were previously charged off during 2023. Management determined that an ACL was not required for the portfolio and the amount was reversed from the provision which reduced the ACL on investment securities to zero. The 2023 provision included the effect of a $5 million reserve associated with the write-off of an investment in Signature Bank subordinated debt. No credit related provision for credit losses was required to be recorded against the investment portfolio during 2025.

We did not have held-to-maturity investments at December 31, 2025 or December 31, 2024.

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

The Company also evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2025 and determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. No provision was recorded for the years ended December 31, 2025 and 2024, respectively.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At December 31, 2025			At December 31, 2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$725,656	31.41%	—	$651,135	30.24%	—
Interest bearing demand deposits	419,604	18.16%	0.72%	331,115	15.38%	0.42%
Money market deposits	646,688	27.99%	1.86%	679,082	31.54%	2.15%
Savings deposits	359,415	15.56%	1.45%	271,014	12.59%	1.25%
Certificates of deposit	159,010	6.88%	3.46%	221,013	10.26%	3.97%
Total	$2,310,373	100.00%	1.12%	$2,153,359	100.00%	1.31%

Total deposits increased $157.0 million, or 7.3%, to $2.3 billion at December 31, 2025 from $2.2 billion at December 31, 2024. We stay focused on increasing commercial deposit relationships through our suite of cash management products and continuing attention to low-cost deposits. Our strategy remains centered on increasing business demand deposit accounts through our customer centric business development approach. Noninterest-bearing demand deposits grew $74.5 million and savings deposits increased $88.4 million during 2025. Interest bearing demand deposits increased $88.5 million in 2025 due to certain seasonality of municipal deposit relationships combined with the impact of attorney trust account growth during the year. At December 31, 2025, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.2 billion, or 93.1% of our total deposits. The overall increase in deposits represented a continued strategic focus on growing customer deposit relationships in order to maintain a low cost and stable funding source. Certificates of deposit decreased $62.0 million, or 28.1%, to $159.0 million at December 31, 2025 from $221.0 million at December 31, 2024, primarily due to reduced levels of brokered deposits to support loan growth as a result of the core deposit growth during the year. We held approximately $125.0 million in brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2025 and $180.0 million in brokered deposits at December 31, 2024. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $5.8 million and $96.0 million, respectively, at December 31, 2025.

As of December 31, 2025, and December 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.3 billion and $1.1 billion, respectively. In addition, as of December 31, 2025, the aggregate amount of all our uninsured certificates of deposit was $10.5 million. The following table sets forth the maturity of these uninsured certificates of deposit as of December 31, 2025.

At December 31, 2025
(In thousands)
Maturing period:
Three months or less	$678
Over three months through six months	844
Over six months through twelve months	2,535
Over twelve months	6,477
Total	$10,534

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining the available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $10.0 million at December 31, 2025 and $123.5 million at December 31, 2024. The decrease in borrowings was driven by increased deposits which outpaced loan growth in 2025 and allowed for paydowns of borrowings while maintaining strong cash levels at year end. The decrease in borrowings reflects a strategic focus on actively managing liquidity sources and opportunities to reduce funding costs. We have the capacity to borrow up to $652.7 million from the Federal Home Loan Bank of New York at December 31, 2025.

In September 2020, we issued $20.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes were non-callable for five years, had a stated maturity of September 30, 2030, and a fixed interest rate of 4.25% per year until September 30, 2025. From September 30, 2025 to the maturity date or early redemption date, the interest rate would reset quarterly to a level equal to the then current three-month SOFR plus 413 basis points, payable quarterly in arrears. These notes were redeemed during September 2025 with a portion of the proceeds from the 2025 Notes as described below.

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

Stockholders’ Equity

Total stockholders’ equity increased $98.8 million, or 53.3%, to $284.4 million at December 31, 2025, from $185.5 million at December 31, 2024. The increase was due to the combination of a common stock offering which netted approximately $43.0 million, earnings of $41.6 million, and a decrease in unrealized losses of $19.9 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive income (loss) (“AOCI”), net of taxes. This reduction of the unrealized losses represents an increase in the fair market value of our securities available-for-sale during 2025.

Average Balance Sheet and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2025 and 2024. No tax equivalent yield adjustments have been made as the effects would be immaterial. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Deferred loan fees totaled $4.8 million and $4.9 million for each of the years ended December 31, 2025 and 2024, respectively.

	For the Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,895,818	$115,785	6.11%	$1,760,057	$106,022	6.01%
PPP loans	146	12	8.22%	192	8	4.16%
Investment securities available for sale	427,998	12,213	2.85%	467,145	13,255	2.83%
Cash and due from banks and other	157,961	6,424	4.07%	153,634	7,221	4.69%
Restricted stock	6,938	548	7.90%	8,218	721	8.75%
Total interest-earning assets	2,488,861	134,982	5.42%	2,389,246	127,227	5.31%
Noninterest-earning assets	103,142			95,597
Total assets	$2,592,003			$2,484,843
Interest-bearing liabilities:
Interest-bearing demand deposits	$401,856	$2,244	0.56%	$366,103	$1,751	0.48%
Money market deposits	687,865	14,314	2.08%	670,231	15,199	2.26%
Savings deposits	311,195	4,419	1.42%	254,098	3,525	1.38%
Certificates of deposit	162,991	6,256	3.84%	168,202	7,399	4.39%
Total interest-bearing deposits	1,563,907	27,233	1.74%	1,458,634	27,874	1.91%
FHLB Advances and other borrowings	49,584	2,186	4.41%	126,149	6,666	5.27%
Subordinated notes	21,064	1,507	7.15%	19,553	921	4.70%
Total interest-bearing liabilities	1,634,555	30,926	1.89%	1,604,336	35,461	2.20%
Noninterest-bearing demand deposits	691,456			675,983
Other noninterest-bearing liabilities	29,422			26,440
Total liabilities	2,355,433			2,306,759
Total stockholders’ equity	236,570			178,084
Total liabilities and stockholders’ equity	$2,592,003			$2,484,843
Net interest income		$104,056			$91,766
Net interest rate spread(1)			3.53%			3.11%
Net interest-earning assets(2)	$854,306			$784,910
Net interest margin(3)			4.18%			3.83%
Average interest-earning assets to interest-bearing liabilities			152.3%			148.9%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2025 vs. 2024
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$8,179	$1,584	$9,763
PPP loans	(4)	8	4
Investment securities available for sale	(1,155)	113	(1,042)
Cash and due from banks	157	(954)	(797)
Other	(101)	(72)	(173)
Total interest-earning assets	7,076	679	7,755
Interest-bearing liabilities:
Interest-bearing demand deposits	194	299	493
Money market deposits	393	(1,278)	(885)
Savings deposits	802	92	894
Certificates of deposit	(204)	(939)	(1,143)
Total interest-bearing deposits	1,185	(1,826)	(641)

Federal Home Loan Bank advances	(3,395)	(1,085)	(4,480)
Subordinated notes	108	478	586
Total interest-bearing liabilities	(2,102)	(2,433)	(4,535)
Change in net interest income	$9,178	$3,112	$12,290

Results of Operations for the Years Ended December 31, 2025 and 2024

Summary Income Statements. The following table sets forth the income summary for the years indicated:

	Year Ended December 31,
			Change
	2025	2024	Amount ($)	Percentage %
Interest income	$134,982	$127,227	$7,755	6.1%
Interest expense	30,926	35,461	(4,535)	(12.8)%
Net interest income	104,056	91,766	12,290	13.4%
Provision for credit losses - Investments	—	(1,900)	1,900	(100.0)%
Provision for credit losses	7,748	9,610	(1,862)	(19.4)%
Noninterest income	23,148	15,972	7,176	44.9%
Noninterest expense	67,900	65,210	2,690	4.1%
Provision for income taxes	9,942	6,935	3,007	43.4%
Net income	41,614	27,883	13,731	49.2%

General. Net income increased $13.7 million, or 49.2%, to $41.6 million for the year ended December 31, 2025 from $27.9 million for the year ended December 31, 2024. The increase reflects the continued effect of net interest income growth combined with increased non-interest income as well as a reduced provision for credit losses for loans during 2025 as compared to the prior year. The improvement in the provision for credit losses for loans during 2025 as compared to 2024 was the result of lower specific reserves associated with nonperforming loans. The increase in non-interest income includes the recognition of a gain associated with the sale of a branch location coupled with a Bank Owned Life Insurance gain related to policy proceeds from a death benefit.

Interest Income. Interest income increased $7.8 million, or 6.1%, to $135.0 million for the year ended December 31, 2025 from $127.2 million for the year ended December 31, 2024. This increase was the result of an increase in our average interest-earning assets which increased by $99.6 million, or 4.2%, to $2.5 billion for the year ended December 31, 2025 compared to $2.4 billion for the year ended December 31, 2024. Supporting the increase in interest income was an increase in the average yield on interest earning assets of 11 basis points to 5.42% during the year ended December 31, 2025 from 5.31% for the year ended December 31, 2024.

Interest income on loans increased by $9.8 million, or 9.2%, to $115.8 million during the year ended December 31, 2025 from $106.0 million during the year ended December 31, 2024. The increase in interest income on loans was primarily due to the increase in the average balance of loans (excluding PPP loans), combined with the effect of an increase in the average yield on loans. The average balance of loans (excluding PPP loans) increased by $135.8 million, or 7.7%, to $1.9 billion for the year ended December 31, 2025 compared to $1.8 billion for the year ended December 31, 2024. The average yield on loans increased by 10 basis points from 6.01% for the year ended December 31, 2024 to 6.11% for the year ended December 31, 2025. The increase in the average balance of loans was primarily due to our continued investment in commercial real estate, construction, and commercial and industrial loans, while the increase in average yield on loans was driven by a disciplined pricing approach within the market for new loan originations.

Interest income on investment securities decreased by $1.1 million, or 7.9%, to $12.2 million during the year ended December 31, 2025 from $13.3 million during the year ended December 31, 2024. The decrease in interest income on securities was due to a decrease in the average balance of securities, partially offset by an increase in the average yield on securities. The average balance of securities decreased by $39.2 million, or 8.4%, to $428.0 million for the year ended December 31, 2025 compared to $467.1 million for the year ended December 31, 2024. The decrease in the average balance of securities was due to maturity and amortization of lower yielding securities during 2025 as compared to 2024. The average yield on securities increased by two basis points from 2.83% for the year ended December 31, 2024 to 2.85% for the year ended December 31, 2025. The increase in the average yield on securities resulted from higher-yielding securities purchased combined with the maturity of lower-yielding investment securities during 2025.

Interest income on cash and due from banks and other decreased $797 thousand, or 11.0%, to $6.4 million for the year ended December 31, 2025 from $7.2 million for the year ended December 31, 2024. The decrease in interest income from cash and due from banks and other was attributable to a decrease in the average yield earned on cash and due from banks offset by a slight increase in average balances during the year. The average yield for cash and due from banks decreased 62 basis points to 4.07% in 2025 from 4.69% in 2024 as a result of decreased short-term market interest rates during 2025. Average balances for cash and due from banks increased to $158.0 million for the year ended December 31, 2025 from $153.6 million for the year ended December 31, 2024, representing an increase of $4.3 million, or 2.8%.

Interest Expense. Interest expense decreased $4.5 million, or 12.8%, to $30.9 million for the year ended December 31, 2025 from $35.5 million for the year ended December 31, 2024. The decrease in interest expense was a result of the lower interest rate environment associated with interest-bearing liabilities, including the continued reduction of interest costs associated with lower FHLB advances and borrowings as well as a decrease in brokered deposits due to increased customer deposit levels during the year. The average rate paid on interest-bearing liabilities decreased 31 basis points to 1.89% during the year ended December 31, 2025 from 2.20% for the year ended December 31, 2024. The average balance of interest-bearing liabilities increased by $30.2 million, or 1.9%, to approximately $1.6 billion for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Interest expense on interest-bearing deposits decreased by $641 thousand, or 2.3%, to $27.2 million during the year ended December 31, 2025 from $27.9 million during the year ended December 31, 2024. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average cost of deposits partially offset by an increase in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased 17 basis points to 1.74% during the year ended December 31, 2025. The average cost of interest-bearing deposits decreased due to the lower interest rate environment as all deposit categories experienced lower costs during the year. The average balance of interest-bearing deposits increased by $105.3 million, or 7.2%, to $1.6 billion for the year ended December 31, 2025 compared to $1.5 billion for the year ended December 31, 2024 due to increases in the average balances of all deposit categories, except certificates of deposit. The reduction in the balance of certificates of deposit was due to lower brokered deposit levels as customer balances increased during 2025 and there was less reliance on brokered funding.

Interest expense on Federal Home Loan Bank borrowings decreased to $2.2 million for the year ended December 31, 2025 as compared to $6.7 million for the year ended December 31, 2024. The decrease in interest expense on borrowed funds was primarily due to the continued reduction of Federal Home Loan Bank advances as a result of increased deposit levels during the year which supported loan growth. The average balance of Federal Home Loan Bank advances decreased from $126.2 million for the year ended December 31, 2024 to an average balance of $49.6 million for the year ended December 31, 2025. Additionally, the average rate of Federal Home Loan Bank advances experienced an 86 basis points reduction from 5.27% for the year ended December 31, 2024 to 4.41% for the year ended December 31, 2025. We did incur $1.5 million in interest expense for the year ended December 31, 2025 as compared to $921 thousand for the year ended December 31, 2024 related to the replacement of $20 million of outstanding subordinated notes issued in September 2020 which carried an interest rate of 4.25%. The replacement was part of a $25 million subordinated note issuance during September 2025 which carries an interest rate of 6.50%.

Net Interest Income. Net interest income increased $12.3 million, or 13.4%, to $104.1 million for the year ended December 31, 2025 from $91.8 million for the year ended December 31, 2024 due primarily to an increase in net interest margin. The net interest margin increased 35 basis points to 4.18% for the year ended December 31, 2025 from 3.83% for the year ended December 31, 2024 due to the increase in interest and fees on loans during the year combined with lower costs associated with interest bearing liabilities. The fed funds rate reductions by the FRB as part of its 2025 interest rate policy created lower costs associated with deposits and borrowings. Net interest-earning assets increased by $69.4 million to $854.3 million for the year ended December 31, 2025 from $784.9 million for the year ended December 31, 2024. Net interest rate spread increased by 42 basis points to 3.53% for the year ended December 31, 2025 from 3.11% for the year ended December 31, 2024, reflecting a 31 basis points decrease in the average rate paid on interest-bearing liabilities, and an 11 basis points increase in the average yield on interest-earning assets.

Provision for Credit Losses. Our provision for credit losses was $7.8 million for the year ended December 31, 2025 compared to $7.7 million for the year ended December 31, 2024. The provision for 2025 was driven mainly by growth of the Company’s loan portfolio. The provision for the year ended December 31, 2024 included a credit provision associated with the recovery of $1.9 million related to Signature Bank subordinated debt which was previously written off. No reserves for investment securities were recorded during 2025 or 2024. The allowance for credit losses was $28.3 million, or 1.45%, of loans outstanding at December 31, 2025 compared to $26.1 million, or 1.44%, of loans outstanding at December 31, 2024.

For the year ended December 31, 2025, the provision for credit losses for loans totaled $7.8 million as compared to $9.6 million for the year ended December 31, 2024. The improvement in the provision for credit losses for loans during 2025 as compared to 2024 was the result of lower specific reserves associated with nonperforming loans.

Noninterest Income. Noninterest income information is as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$1,364	$1,015	$349	34.4%
Trust income	6,554	5,511	1,043	18.9%
Investment advisory income	7,552	6,738	814	12.1%
Investment securities gains (losses)	(568)	—	(568)	—%
Earnings on BOLI	878	815	63	7.7%
Proceeds from bank owned life insurance	3,590	—	3,590	100.0%
Gain on sale of assets	1,236	—	1,236	100.0%
Other	2,542	1,893	649	34.3%
Total noninterest income	$23,148	$15,972	$7,176	44.9%

Noninterest income increased by $7.2 million, or 44.9%, to $23.2 million for the year ended December 31, 2025 from $16.0 million for the year ended December 31, 2024. The growth included increased fee income in each of the Company’s fee income categories, including investment advisory income, trust income, and service charges on deposit accounts. Investment advisory income and trust income increased $814 thousand and $1.0 million, respectively, primarily the result of asset growth and the impact of equity markets and the interest rate environment. The year ended December 31, 2025 also included BOLI proceeds of $3.6 million related to policy proceeds from a death benefit and $932 thousand of insurance proceeds related to a claim for a previous fraudulent incident as well as a $1.2 million gain related to the sale of a branch location, partially offset by a $568 thousand loss connected to a $15 million repositioning of our investment securities portfolio. Service charges on deposit accounts increased $349 thousand during 2025 as compared to 2024 directly related to customer activity.

Noninterest Expense. Noninterest expense information is as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries	$28,394	$27,475	$919	3.3%
Employee benefits	9,622	8,938	684	7.7%
Occupancy expense	5,128	4,790	338	7.1%
Professional fees	6,191	5,931	260	4.4%
Directors’ fees and expenses	1,245	1,053	192	18.2%
Computer software expense	7,813	5,952	1,861	31.3%
FDIC assessment	1,320	1,308	12	0.9%
Advertising expenses	1,973	1,575	398	25.3%
Advisor expenses related to trust income	90	113	(23)	(20.4)%
Telephone expenses	868	746	122	16.4%
Intangible amortization	286	286	—	—
Other	4,970	7,043	(2,073)	(29.4)%
Total noninterest expense	$67,900	$65,210	$2,690	4.1%

Noninterest expense increased $2.7 million, or 4.1%, to $67.9 million during the year ended December 31, 2025 from $65.2 million during the year ended December 31, 2024. The increase in noninterest expense for the year ended December 31, 2025 as compared to the prior year was mainly due to a $1.9 million increase in computer software expenses and technology, a $919 thousand increase in salaries, a $684 thousand increase in employee benefits, a $398 thousand increase in advertising expense, and a $338 thousand increase in occupancy expense partially offset by a $2.1 million decrease in other expenses.

For the year ended December 31, 2025 compared to the year ended December 31, 2024:

•Computer software expense increased as part of technology expansion, which included additional customer facing services as well as investment in data mining and artificial intelligence.

•Salaries increased primarily as a result of employee hiring costs necessary to support the growth of the Company, along with increased salaries in the normal course of business and increased competition.

•Employee benefits increased mainly due to continued escalations of insurance costs.

•Advertising expense increased as the Company expanded its market presence within the Westchester and Bronx markets as well as enhanced promotion of OIA and the Bank’s trust group.

•Other expenses decreased mainly due to expenses recognized during fourth quarter 2024 related to a fraudulent incident within one of our branches and certain costs associated with a nonperforming loan participation and associated lawsuit.

Income Tax Expense. We recorded an income tax expense of $9.9 million for the year ended December 31, 2025, reflecting an effective tax rate of 19.3%. For the year ended December 31, 2024, we recorded an income tax expense of $6.9 million, reflecting an effective tax rate of 19.9%. The increased tax expense was reflective of the growth in pre-tax income during 2025.

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

The following tables present the statements of income and total assets for our reportable business segments at or for the years indicated:

	At or for the Year Ended December 31,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net Interest Income	$104,056	$—	$104,056	$91,766	$—	$91,766
Noninterest income	9,042	14,106	23,148	3,723	12,249	15,972
Provision for credit loss - investments	—	—	—	1,900	—	1,900
Provision for credit loss	(7,748)	—	(7,748)	(9,610)	—	(9,610)
Noninterest expenses	(58,976)	(8,924)	(67,900)	(56,071)	(9,139)	(65,210)
Income tax expense	(8,854)	(1,088)	(9,942)	(6,282)	(653)	(6,935)
Net income	$37,520	$4,094	$41,614	$25,426	$2,457	$27,883
Assets under management and/or administration (AUM) (market value)	$—	$1,887,861	$1,887,861	$—	$1,782,866	$1,782,866
Total assets	$2,648,560	$10,817	$2,659,377	$2,499,898	$10,029	$2,509,927

Comparison at or for the years ended December 31, 2025 and 2024. The market value of assets under management and/or administration at December 31, 2025 and 2024 was approximately $1.9 billion at December 31, 2025, and $1.8 billion at December 31, 2024. This includes assets held at both Orange Bank & Trust Company and OIA at December 31, 2025 and 2024, respectively. This increase was due to continued acquisition of new assets under management combined with an increase in the market value of assets under management.

Our income related to our wealth management business segment, which we record as noninterest income, increased $1.9 million, or 15.2%, to $14.1 million for the year ended December 31, 2025 compared to $12.2 million for the year ended December 31, 2024. The increase was mainly due to the impact of equity markets and growth of assets during the year.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $216 thousand, or 2.4%, to $8.9 million for the year ended December 31, 2025 compared to $9.1 million for the year ended December 31, 2024. The decrease was due to a management focus on operating costs as well as a reduction in compensation costs during 2025.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2025 and December 31, 2024, cash and due from banks totaled $204.2 million and $150.3 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $419.4 million at December 31, 2025 and $443.8 million at December 31, 2024.

Certificates of deposit due within one year of December 31, 2025 totaled $148.8 million, or 93.6% of total certificates of deposit. At December 31, 2025, total certificates of deposit were $159.0 million or 6.9% of total deposits.

We continue to participate in the IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2025, we had a total of $101.8 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York (“FHLBNY”). At December 31, 2025, we had $10.0 million in advances outstanding along with $87.4 million in Municipal Letter of Credits and the ability to borrow up to an additional $555.3 million from the FHLBNY. Additional funding is available to us through collateralized lines of credit with the Federal Reserve. The combined availability at the Federal Reserve, between the Discount Window and the Borrower-In-Custody program, was approximately $228.4 million at December 31,2025. At December 31, 2025, the Bank was not utilizing any available funding from the Federal Reserve. Additionally, we had a total of $20.0 million of discretionary lines of credit with certain correspondent banks at December 31, 2025. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at December 31, 2025. There were no outstanding borrowings with ACBB at December 31, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $43.9 million and $34.6 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $74.2 million and $29.4 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively. Net cash from financing activities, consisting of activity in deposit accounts, borrowings, capital and debt issuances was $84.2 million for the year ended December 31, 2025 and net cash used by financing activities for the year ended December 31, 2024, was $2.2 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and growth in 2025, current pricing strategy and regulatory restrictions, we anticipate that a substantial portion of maturing time deposits will be retained and renewed, and that we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and New York State Department of Financial Services. At December 31, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K for actual and required capital amounts and ratios at December 31, 2025 and December 31, 2024.

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

At December 31, 2025, we had $424.3 million in loan commitments outstanding. We also had $18.6 million in standby letters of credit at December 31, 2025. At December 31, 2024, we had $390.6 million in loan commitments outstanding. We also had $15.5 million in standby letters of credit at December 31, 2024.

For further information, see Note 16 to the Notes to the Consolidated Audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the impact of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

 The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of December 31, 2025.

At December 31, 2025

Change in Interest Rates	Net Interest Income Change	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)

+200	$4,810	4.41%
+100	$2,606	2.39%
—	$—	—%
-100	$(2,951)	(2.71)%
-200	$(5,840)	(5.36)%

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

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2025.

At December 31, 2025
		Estimated Increase (Decrease)
		in EVE

	Estimated
Change in Interest Rates (basis points)	EVE	Amount	Percent
(Dollars in thousands)
+300	702,220	43,052	6.53%
+200	690,555	31,387	4.76%
+100	679,865	20,697	3.14%
—	659,168	—	—%
-100	628,072	(31,096)	(4.72)%
-200	585,191	(73,977)	(11.22)%
-300	531,536	(127,632)	(19.36)%

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

Credit Risk

The Company manages credit risk consistent with state and federal laws governing the making of loans through written policies and procedures; loan review to identify loan problems at the earliest possible time; collection procedures (including subsequent to a loan being charged off); an adequate allowance for credit losses; and continuing education and training to ensure lending expertise. Diversification by loan product is maintained through offering commercial loans, one-to-four family mortgages, and a full range of consumer loans.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of

Orange County Bancorp, Inc.

Middletown, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Orange County Bancorp, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2026

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2025 and 2024

(Dollar Amounts in thousands except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$204,232	$150,334
Investment securities – available-for-sale (amortized cost $472,097, net of allowance for credit losses of $0 at December 31, 2025 and $519,567, net of allowance for credit losses of $0 at December 31, 2024)	419,406	443,775
Restricted investment in bank stocks	5,917	9,716
Loans	1,950,284	1,815,751
Allowance for credit losses	(28,335)	(26,077)
Loans, net	1,921,949	1,789,674
Premises and equipment, net	15,482	15,808
Accrued interest receivable	10,383	6,680
Bank owned life insurance	32,578	42,257
Goodwill	5,359	5,359
Intangible assets	535	821
Other assets	43,536	45,503
TOTAL ASSETS	$2,659,377	$2,509,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$725,656	$651,135
Interest bearing	1,584,717	1,502,224
Total deposits	2,310,373	2,153,359
FHLB advances, short term	—	113,500
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	24,555	19,591
Accrued expenses and other liabilities	30,085	27,946
TOTAL LIABILITIES	2,375,013	2,324,396
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 13,376,464 and 11,366,608 issued; 13,368,447 and 11,350,158 outstanding, at December 31, 2025 and December 31, 2024, respectively	3,344	2,842
Surplus	164,592	120,896
Retained Earnings	164,434	129,919
Accumulated other comprehensive income (loss), net of taxes	(47,807)	(67,751)
Treasury stock, at cost; 8,017 and 16,450 shares at December 31, 2025 and December 31, 2024, respectively	(199)	(375)
TOTAL STOCKHOLDERS’ EQUITY	284,364	185,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,659,377	$2,509,927

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2025 and 2024

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$115,797	$106,030
Interest on investment securities:
Taxable	10,613	11,672
Tax exempt	2,148	2,304
Interest on Federal funds sold and other	6,424	7,221
TOTAL INTEREST INCOME	134,982	127,227
INTEREST EXPENSE
Savings and NOW accounts	20,977	20,475
Time deposits	6,256	7,399
FHLB advances	2,186	6,666
Subordinated notes	1,507	921
TOTAL INTEREST EXPENSE	30,926	35,461
NET INTEREST INCOME	104,056	91,766
Provision (recovery) for credit losses - investments	—	(1,900)
Provision for credit losses - loans	7,748	9,610
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	96,308	84,056
NONINTEREST INCOME
Service charges on deposit accounts	1,364	1,015
Trust income	6,554	5,511
Investment advisory income	7,552	6,738
Investment securities gains(losses), net	(568)	—
Earnings on bank owned life insurance	878	815
Proceeds from bank owned life insurance benefit	3,590	—
Gain on sale of assets	1,236	—
Other	2,542	1,893
TOTAL NONINTEREST INCOME	23,148	15,972
NONINTEREST EXPENSE
Salaries	28,394	27,475
Employee benefits	9,622	8,938
Occupancy expense	5,128	4,790
Professional fees	6,191	5,931
Directors’ fees and expenses	1,245	1,053
Computer software expense	7,813	5,952
FDIC assessment	1,320	1,308
Advertising expenses	1,973	1,575
Advisor expenses related to trust income	90	113
Telephone expenses	868	746
Intangible amortization	286	286
Other	4,970	7,043
TOTAL NONINTEREST EXPENSE	67,900	65,210
Income before income taxes	51,556	34,818
Provision for income taxes	9,942	6,935
NET INCOME	$41,614	$27,883

Basic and diluted earnings per share	$3.33	$2.47
Weighted average shares outstanding	12,508,985	11,303,118

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2025 and 2024

(Dollar Amounts in thousands except per share data)

	Year Ended
	December 31,
	2025	2024
Net Income	$41,614	$27,883
Other comprehensive income:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	22,533	(4,746)
Reclassification adjustment for (gains)/ losses included in net income	568	—
Tax effect	4,851	(997)
Net of tax	18,250	(3,749)
Defined benefit pension plans:
Net gain/(loss) arising during the period	295	294
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	1,865	(145)
Tax effect	454	31
Net of tax	1,706	118
Deferred compensation liability:
Unrealized loss	(16)	(15)
Tax effect	(4)	(3)
Net of tax	(12)	(12)
Total other comprehensive income	19,944	(3,643)
Total comprehensive income	$61,558	$24,240

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2024	2,842	120,392	107,361	(64,108)	(1,111)	165,376
Net income	—	—	27,883	—	—	27,883
Other comprehensive income, net of taxes	—	—	—	(3,643)	—	(3,643)
Cash dividends declared ($0.47 per share)	—	—	(5,325)	—	—	(5,325)
Treasury stock purchased (20,374 shares)	—	—	—	—	(518)	(518)
Restricted stock expense	—	5	—	—	—	5
Stock-based compensation (67,910 shares)	—	499	—	—	1,254	1,753
Balance, December 31, 2024	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531

Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	41,614	—	—	41,614
Other comprehensive income, net of taxes	—	—	—	19,944	—	19,944
Cash dividends declared ($0.57 per share)	—	—	(7,099)	—	—	(7,099)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (45,720 shares)	7	802	—	—	334	1,143
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	42,894				43,389
Balance, December 31, 2025	$3,344	$164,592	$164,434	$(47,807)	$(199)	$284,364

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands except per share data)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net income	$41,614	$27,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,748	7,710
Depreciation	1,543	1,661
Accretion on loans	(2,554)	(2,244)
Amortization of intangibles	286	286
Amortization of subordinated notes issuance costs	76	71
Deferred income tax provision (benefit)	240	69
Charges on redemption of subordinated notes	500	—
Investment securities losses	568	—
Restricted stock expense	—	5
Stock-based compensation	1,143	1,753
Net amortization of investment premiums	889	1,086
Earnings on bank owned life insurance	(878)	(815)
Gain on bank owned life insurance proceeds	(3,590)	—
Gain on sale of asset	(1,236)	—
Net change in:
Accrued interest receivable	(3,703)	(746)
Other assets	(1,442)	(2,727)
Other liabilities	2,645	611
Net cash from operating activities	43,849	34,603
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(22,633)	(5,416)
Proceeds from sale of investment securities available-for-sale	13,688	—
Proceeds from paydowns of investment securities available-for-sale	38,356	35,596
Proceeds from maturities and calls of investment securities available-for-sale	16,602	10,161
Purchase of restricted investment in bank stocks	(50,029)	(55,509)
Proceeds from redemptions of restricted investment in bank stocks	53,828	60,318
Net decrease (increase) in loans	(137,469)	(73,260)
Purchases of premises and equipment	(2,516)	(1,730)
Disposal of premises and equipment	—	46
Proceeds from sale of premises and equipment	2,535	375
Proceeds from bank owned life insurance	13,486	—
Net cash from/(used) by investing activities	(74,152)	(29,419)
Cash flows from/(used) financing activities
Net increase in deposits	157,014	114,610
Net change in FHLB advances, short term	(113,500)	(111,000)
Net change in FRB Borrowings	—	—
Redemption of subordinated notes	(20,000)	—
Issuance of subordinated notes, net of issuance costs	24,555	—
Capital raise, net of issuance costs	43,389	—
Cash dividends paid	(7,099)	(5,325)
Purchases of treasury stock	(158)	(518)
Net cash from/(used) financing activities	84,201	(2,233)
Net change in cash and cash equivalents	53,898	2,951
Beginning cash and cash equivalents	150,334	147,383
Ending cash and cash equivalents	$204,232	$150,334
Supplemental cash flow information:
Interest paid	30,535	36,919
Income taxes paid	10,364	10,109
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	1,766	513

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

ORANGE COUNTY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Orange County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries: Orange Bank & Trust Company (the “Bank”) and Orange Investment Advisors (“OIA”), a Registered Investment Advisor, together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and OIA. The Company is headquartered in Middletown, New York, with seven locations in Orange County, New York, eight in Westchester County, New York, two in Rockland County, New York and two in Bronx County, New York. Its primary deposit products are checking, savings, and fixed term certificate of deposit accounts, and its primary lending products are commercial real estate, commercial & industrial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial & industrial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company amounted to $1.9 billion and $1.8 billion at December 31, 2025 and 2024, respectively.

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

During the year ended December 31, 2025, the Company updated and enhanced its ACL estimation methodology related to the observed loss histories across its peer group and the evaluation of qualitative factors under the CECL framework. Specifically, the Company expanded its comparative peer group and the associated loss history for these institutions to include observations through December 31, 2024 and separately, adopted a scorecard-based approach to assess qualitative adjustments applied to the modeled credit loss estimates.

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

Neither the model calibration employed to update loss drivers, nor the adoption of the scorecard represented a change in accounting principle; but rather a refinement in estimation technique within the existing CECL framework. The net impact of this methodological revision was not material to the Company’s consolidated financial statements for the period ended December 31, 2025.

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

Earnings per Common Share: Basic earnings per common share is calculated by net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. As of December 31, 2025, and December 31,2024 there were no unvested shares. Earnings and dividends per share are restated for any stock splits and stock dividends through the date of issuance of the financial statements. The Company currently maintains a simple capital structure, which includes restricted stock with participation rights to dividends, thus there are no dilutive effects on earnings per share.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. The Company adopted ASU 2023-09 on January 1, 2025.

Note 2 — Investment Securities

The amortized cost, fair value, and allowance for credit losses of investment securities at December 31, 2025 and 2024 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2025
U.S. government agencies and treasuries	$67,611	$56	$(6,097)	$—	$61,570
Mortgage-backed securities - residential	208,761	153	(20,595)	—	188,319
Mortgage-backed securities - commercial	78,367	70	(14,931)	—	63,506
Corporate Securities	25,001	60	(1,785)	—	23,276
Obligations of states and political subdivisions	92,357	44	(9,666)	—	82,735
Total debt securities	$472,097	$383	$(53,074)	$—	$419,406

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2024
U.S. government agencies and treasuries	$85,464	$35	$(9,345)	$—	$76,154
Mortgage-backed securities - residential	229,938	10	(33,248)	—	196,700
Mortgage-backed securities - commercial	77,525	—	(16,886)	—	60,639
Corporate Securities	23,508	—	(3,474)	—	20,034
Obligations of states and political subdivisions	103,132	76	(12,960)	—	90,248
Total debt securities	$519,567	$121	$(75,913)	$—	$443,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Proceeds from sales of securities and associated gains and losses during 2025 and 2024.

	2025	2024
Proceeds	$13,688	$—
Gross gains	164	—
Gross losses	732	—

The amortized cost and fair value of debt securities as of December 31, 2025 are shown by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,464	$5,503
Due after one through five years	24,374	22,512
Due after five through ten years	60,880	55,763
Due after ten years	94,251	83,803
	184,969	167,581
Mortgage-backed securities	287,128	251,825
Total debt securities	$472,097	$419,406

Securities pledged at year-end 2025 and 2024 had a carrying amount of $261,066 and $299,507 and were pledged to secure public deposits.

Mortgage-backed securities are issued by FNMA, FHLMC, or GNMA. Obligations of states and political subdivisions consist of general obligations of municipalities in the state of New York.

At year-end 2025 and 2024 there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes securities with unrealized losses for which an allowance for credit loss has not been recorded at December 31, 2025 and 2024 aggregated by major security types and length of time in continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2025
U.S. government agencies and treasuries	$456	$(1)	$56,400	$(6,096)	$56,856	$(6,097)
Mortgage-backed securities - residential	—	—	171,982	(20,595)	171,982	(20,595)
Mortgage-backed securities - commercial	—	—	57,189	(14,931)	57,189	(14,931)
Corporate Securities	2,952	(48)	18,264	(1,737)	21,216	(1,785)
Obligations of states and political subdivisions	1,747	(3)	76,825	(9,663)	78,572	(9,666)
Total debt securities	$5,155	$(52)	$380,660	$(53,022)	$385,815	$(53,074)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2024
U.S. government agencies	$1,099	$(5)	$70,767	$(9,340)	$71,866	$(9,345)
Mortgage-backed securities - residential	7,427	(198)	185,647	(33,050)	193,074	(33,248)
Mortgage-backed securities - commercial	1,207	(18)	59,432	(16,868)	60,639	(16,886)
Corporate Securities	—	—	20,034	(3,474)	20,034	(3,474)
Obligations of states and political subdivisions	7,728	(89)	76,608	(12,871)	84,336	(12,960)
Total debt securities	$17,461	$(310)	$412,488	$(75,603)	$429,949	$(75,913)

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost as well as a potential market for sale. During the year ending December 31, 2024, the Company sold the Signature Bank subordinated debt and recovered $1.9 million. The Company had written off the amount of the corporate bond totaling $5.0 million prior to 2024. The amount of the write-down was initially recorded through an allowance for credit losses. The Company also evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2025 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors.

Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $1.8 million and $2.2 million at December 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The following is a discussion of the credit quality characteristics and assessment of potential credit losses of major portfolio segments carrying material unrealized losses as of December 31, 2025.

As of December 31, 2025, the Company’s security portfolio consisted of 246 securities, 213 of which were in an unrealized loss position. As of December 31, 2024, the Company’s security portfolio consisted of 270 securities, 244 of which were in an unrealized loss position. Unrealized losses are related to the Company’s mortgage backed and U.S. government agency securities as discussed below.

Obligations of U.S. Governmental agencies and sponsored enterprises:

The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2025. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to have credit impairment. Furthermore, the Company considers these obligations to carry zero credit loss estimates, no allowance for credit losses was recorded as of December 31, 2025.

Commercial and Residential Mortgage-Backed Securities:

The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential and commercial mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2025. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities, the Company does not consider these securities to have credit impairment at December 31, 2025. All

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

securities are performing and the Company considers these securities to carry a very low risk of loss, no allowance for credit losses was recorded as of December 31, 2025.

Corporate Securities:

The Company’s corporate securities portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of these investments on an individual basis. Management reviews the collectability of these securities, taking into consideration such factors as the financial condition of issuers, reported regulatory capital ratios of the issuers, and credit ratings when available, among other pertinent factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. In 2024, the Company recorded a recovery on a corporate subordinated debt. At December 31, 2025, the Company considers the potential credit risk of the issuers to be immaterial, and no allowance for credit losses was recorded at year end.

Obligations of states and political subdivisions:

At year-end 2025, securities in the Company’s portfolio of AFS Obligations of states and political subdivisions were in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2025. The Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to have credit impairment at December 31, 2025. All securities are performing and no allowance for credit loss was recorded as of December 31, 2025.

The following table presents the activity in the allowance for credit losses associated with investment securities for the twelve months ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Allowance for credit losses -investments:

Beginning balance	$—	$—
Provision for credit losses	—	(1,900)
Charge-offs	—	—
Recoveries	—	1,900
Ending balance	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 3 — Loans

Loans at year-end were as follows:

	2025	2024
Commercial and industrial	$249,633	$242,390
Commercial real estate	1,480,062	1,362,054
Commercial real estate construction	99,262	80,993
Residential real estate	65,290	74,973
Home equity	22,618	17,365
Consumer	33,419	37,976
Total Loans	1,950,284	1,815,751
Allowance for credit losses	(28,335)	(26,077)
Net Loans	$1,921,949	$1,789,674

Included in commercial and industrial loans as of December 31, 2025 and 2024 were PPP loans of $124 thousand and $170 thousand, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the activity in the allowance for credit losses by portfolio segment for each of the years ending December 31, 2025 and 2024 (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.):

	Year Ended December 31, 2025
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	5,981	974	209	655	114	(91)	7,842
Charge-offs	(6,022)	(100)	—	(16)	—	(5)	(6,143)
Recoveries	442	—	76	—	—	41	559
Ending balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335

* Additional provision related to off balance sheet exposure reflected a reduction of $94 thousand for the year

	Year Ended December 31, 2024
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,819	$17,873	$772	$1,081	$51	$586	$25,182
Provision for credit losses*	(361)	10,039	(17)	(25)	38	(88)	9,586
Charge-offs	(10)	(8,685)	—	(94)	(33)	(1)	(8,823)
Recoveries	53	—	—	—	—	79	132
Ending balance	$4,501	$19,227	$755	$962	$56	$576	$26,077

* Additional provision related to off balance sheet exposure was $24 thousand for the year

The following table presents the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of December 31, 2025 and 2024:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,898	$888	$—	$—	$—	$—	$2,786
collectively evaluated for impairment	3,004	19,213	1,040	1,601	170	521	25,549
Total ending allowance balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Loans:
Ending balance:
individually evaluated for impairment	$2,941	$55,429	$—	$1	$844	$—	$59,215
collectively evaluated for impairment	246,692	1,424,633	99,262	65,289	21,774	33,419	1,891,069
Total ending loans balance	$249,633	$1,480,062	$99,262	$65,290	$22,618	$33,419	$1,950,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2024
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$388	$749	$—	$—	$—	$—	$1,137
collectively evaluated for impairment	4,113	18,478	755	962	56	576	24,940
Total ending allowance balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Loans:
Ending balance:
individually evaluated for impairment	$2,405	$35,050	$—	$60	$—	$83	$37,598
collectively evaluated for impairment	239,985	1,327,004	80,993	74,913	17,365	37,893	1,778,153
Total ending loans balance	$242,390	$1,362,054	$80,993	$74,973	$17,365	$37,976	$1,815,751

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $124 thousand and $170 thousand million as of December 31, 2025 and 2024. PPP loans are guaranteed by the SBA and accordingly have received no allocation of the allowance for loan losses.

Individually Analyzed Loans

The Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Corporation's CECL methodology.

As of December 31, 2025, the amortized cost basis of individually analyzed loans was $59.2 million, of which $56.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of December 31, 2025 and 2024 (in thousands):

	At December 31, 2025		At December 31, 2024

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	54,679	888	29,714	563
Commercial real estate construction	—	—	—	—
Residential real estate (2)	751	—	60	—
Home equity (2)	844	—	—	—
Consumer	—	—	—	—
Total	$56,274	$888	$29,774	$563

(1)	Commercial real estate – secured by various types of commercial real estate
(2)	Residential real estate – secured by residential real estate

The following tables present the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2025 and December 31, 2024.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Commercial and industrial	$—	$—	$1,577	$293	$18	$—
Commercial real estate	669	6,000	8,690	6,000	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	1	6	1	6	—	—
Home equity	844	—	844	—	—	—
Consumer	—	—	—	—	—	—
Total	$1,514	6,006	$11,112	$6,299	$18	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the aging of the amortized cost in past-due loans as of December 31, 2025 and 2024 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2025
Commercial and industrial	$744	$77	$1,518	$2,339	$247,294
Commercial real estate	—	—	8,414	8,414	1,471,648
Commercial real estate construction	—	—	—	—	99,262
Residential real estate	—	—	1	1	65,289
Home equity	—	—	616	616	22,002
Consumer	—	—	—	—	33,419
Total	$744	$77	$10,549	$11,370	$1,938,914

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2024
Commercial and industrial	$—	$128	$150	$278	$242,112
Commercial real estate	141	398	6,000	6,539	1,355,515
Commercial real estate construction	—	—	—	—	80,993
Residential real estate	294	—	—	294	74,679
Home equity	—	—	—	—	17,365
Consumer	—	—	—	—	37,976
Total	$435	$526	$6,150	$7,111	$1,808,640

As of December 31, 2025, loans in the process of foreclosure were $13,682 of which none were secured by residential real estate. As of December 31, 2024, loans in the process of foreclosure were $6,533 of which none were secured by residential real estate.

Loan Modifications to Borrowers Experiencing Financial Difficulty: The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans to borrowers experiencing financial difficulty which were modified during the twelve months ended December 31, 2025 and 2024 respectively. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually analyzed for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2025 and gross charge-offs for the twelve months ended December 31, 2025:

								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$34,656	30,928	39,368	29,142	31,139	59,705	—	—	$224,938
Special Mention	575	—	4,073	—	3,402	-	—	—	8,050
Substandard	318	7,636	226	8,313	77	75	—	—	16,645
Total Commercial and industrial	$35,549	38,564	43,667	37,455	34,618	59,780	—	—	$249,633
Current period gross charge-offs	2,694	349	2,804	—	149	26	—	—	6,022

Commercial real estate
Pass	$192,543	150,316	157,063	309,593	216,546	345,807	1,572	—	$1,373,440
Special Mention	—	4,116	8,255	24,243	786	12,972	—	—	50,372
Substandard	—	3,756	379	3,270	17,446	31,399	—	—	56,250
Total Commercial real estate	$192,543	158,188	165,697	337,106	234,778	390,178	1,572	—	$1,480,062
Current period gross charge-offs	—	—	—	—	100	—	—	—	100

Commercial real estate construction
Pass	$33,376	54,299	1,900	6,687	3,000	—	—	—	$99,262
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$33,376	54,299	1,900	6,687	3,000	—	—	—	$99,262
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$10,760	5,320	8,897	9,765	6,889	23,658	—	—	$65,289
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	—	1
Total Residential real estate	$10,760	5,320	8,897	9,765	6,889	23,659	—	—	$65,290
Current period gross charge-offs	—	—	—	—	—	16	—	—	16

Home equity
Pass	$99	374	44	—	—	39	20,069	1,183	$21,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	810	—	810
Total Home Equity	$99	374	44	—	—	39	20,879	1,183	$22,618
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$6,276	6,597	14,144	—	—	731	5,671	—	$33,419
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	$6,276	6,597	14,144	—	—	731	5,671	—	$33,419
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Total Loans	$278,603	263,342	234,349	391,013	279,285	474,387	28,122	1,183	$1,950,284

Gross charge-offs	$2,694	349	2,804	—	249	47	—	—	$6,143

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Loans to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, had the following activity for the years ended December 31, 2025 and 2024 The table below presents all activity related to regulation O loans as of December 31, 2025 and 2024 are as follows:

	2025	2024
Balance, beginning of year	$13,502	$16,475
Additions	—	—
Repayments	—	(2,973)
Balance, end of year	$13,502	$13,502

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$61,570	$—	$61,570	$—
Mortgage-backed securities	251,825	—	251,825	—
Corporate securities	23,276	—	22,014	1,262
Obligations of states and political subdivisions	82,735	—	82,735	—
Total securities available-for-sale	$419,406	$—	$418,144	$1,262

The Level 3 amount reflects the fair value of certain subordinated notes with limited availability of market pricing and determined based on discounted cash flows and other market value indicators. During 2025 and 2024, there were no transfers between Level 2 and Level 3.

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

There were no transfers between Level 1 and Level 2 during 2025 or 2024.

Assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024 are summarized below:

Fair Value Measurements Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loan - Commercial real estate	$8,675	$—	$—	$8,675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2024	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$2,800	$—	$—	$2,800

The fair value amounts shown in the above table are collateral dependent loans net of reserves allocated to said loans. The total reserves allocated to these collateral dependent loans are $887 for December 31, 2025 and $563 for December 31, 2024.

The following table presents additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

	Fair Value			Range
December 31, 2025	Value	Valuation Technique	Unobservable Input	(Average)
Collateral dependent loan - Commercial real estate	$8,675	Appraisal of collateral(1)	Appraisal and liquidation	20-44%
			adjustments(2)	(23)%

	Fair Value			Range
December 31, 2024	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$2,800	Appraisal of collateral (1)	Appraisal and liquidation	20%
			adjustments (2)	(20%)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at December 31, 2025 and 2024:

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$204,232	$204,232	$204,232	$—	$—
Loans, net	1,921,949	1,877,174	—	—	1,877,174
Accrued interest receivable	10,383	10,383	—	1,832	8,551
Restricted investment in bank stocks	5,917	NA	—	—	—
Financial liabilities:
Deposits	2,310,373	2,309,901	2,151,362	158,539	—
FHLB advances, short term	—	—	—	—	—
FHLB advances, long term	10,000	10,050	—	10,050	—
Subordinated notes, net of issuance costs	24,555	25,065	—	25,065	—
Accrued interest payable	1,046	1,046	—	1,046	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$150,334	$150,334	$150,334	$—	$—
Loans, net	1,789,674	1,707,825	—	—	1,707,825
Accrued interest receivable	6,680	6,680	—	2,201	4,479
Restricted investment in bank stocks	9,716	NA	—	—	—
Financial liabilities:
Deposits	2,153,359	2,152,731	1,932,345	220,386	—
FHLB advances, short term	113,500	113,286	—	113,286	—
FHLB advances, long term	10,000	9,861	—	9,861	—
Subordinated notes, net of issuance costs	19,591	24,538	—	24,538	—
Accrued interest payable	655	655	—	655	—

Note 5 — Premises and Equipment

Year-end premises and equipment were as follows:

	2025	2024
Land	$4,019	$4,640
Buildings and improvements	10,778	11,905
Furniture and equipment	8,787	8,332
Leasehold improvements	10,419	8,902
	34,003	33,779
Accumulated depreciation and amortization	(18,521)	(17,971)
Premises and equipment, net	$15,482	$15,808

Depreciation included in occupancy expense on the Consolidated Statements of Income amounted to $1,543 in 2025 and $1,661 in 2024.

Note 6 — Goodwill and Intangible Assets

Goodwill: The changes in goodwill during the years are as follows:

	2025	2024
Beginning of year - Wealth Management	$5,359	$5,359
Acquired goodwill impairment	—	—
End of year - Wealth Management	$5,359	$5,359

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2025, the Company’s reporting unit had increased earnings and positive equity. The Company elected to perform a Step 0 qualitative analysis and concluded that there was no goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Acquired Intangible Assets: Acquired intangible assets were as follows at year-end:

	Gross
	Intangible	Accumulated
	Asset	Amortization
December 31, 2025
Customer lists and intangible assets	$4,284	(3,749)
	$4,284	(3,749)
December 31, 2024
Customer lists and intangible assets	$4,284	(3,463)
	$4,284	(3,463)

Aggregate amortization expense was $286 for 2025 and $286 for 2024. Estimated amortization expense for the next year is $286, then $249 in the final year.

Note 7 — Deposits

A summarized analysis of the Bank’s deposits at December 31, 2025 and 2024 follows:

	December 31, 2025	December 31, 2024
Non-interest bearing demand accounts	$725,656	$651,135
Interest-bearing demand accounts	419,604	331,115
Money market accounts	646,688	679,082
Savings accounts	359,415	271,014
Certificates of Deposit	159,010	221,013
Total deposits	$2,310,373	$2,153,359

Time deposits that meet or exceed the FDIC insurance limit of $250 at year-end 2025 and 2024 were $10,534, and $11,597, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2026	$148,795
2027	2,343
2028	7,872
$159,010

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $12,359 and $19,446 at December 31, 2025 and 2024, respectively.

Note 8 — FHLB Advances

At December 31, 2025 the FHLB advances represents borrowing under the overnight line of credit facility as follows:

	2025		2024
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) short term advances	$—	—%	$113,500	4.69%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

At December 31, 2025 the FHLB advances represents long term borrowing under the fixed rate term advance that matures in 2028 as follows:

	2025		2024
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (FHLB) fixed rate term advances	$10,000	3.97%	$10,000	3.97%

Additionally, the Company has outstanding municipal letters of credit (“MULOC”) outstanding with FHLB for purposes of securing public funds held by the Company. MULOC outstanding were $87,400 and $101,000 as of December 31, 2025 and 2024, respectively.

At December 31, 2025 the Bank has no securities and $985,148 of loans pledged to FHLB under a blanket lien arrangement. At December 31, 2024 the Bank had no securities and $990,731 of loans pledged to FHLB under a blanket agreement.

Based on the collateral and the Company’s holding of FHLB stock, the Company was eligible to borrow up to an additional total of $555,321 at year-end 2025 and $512,193 at year-end 2024.

Note 9 — Borrowings

On September 25, 2025, the Company completed a private placement of $25 million in aggregate principal amount of fixed-to-floating rate subordinated notes (“Subordinated Notes”) to certain qualified institutional buyers and accredited institutional investors. In conjunction with the issuance, the Company incurred costs of $467, which are amortized over the life of the borrowings on a level yield basis and are included in interest on subordinated notes on the Consolidated Statements of Income. Approximately $20 million of the proceeds was used to redeem the 2020 subordinated notes and the remaining unamortized costs were fully expensed at the time of redemption. At December 31, 2025, there were $24.6 million of Subordinated Notes outstanding, which is net of the unamortized issuance costs. The Subordinated Notes have a maturity date of September 30, 2035 and bear interest, payable semi- annually, at the rate of 6.5% per annum, until September 30, 2030. Commencing on that date, the interest rate applicable to the outstanding principal amount due will reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate plus 320.5 basis points, payable quarterly until maturity. The Company may, at its option, beginning on September 30, 2030, but not prior thereto except upon the occurrence of certain events specified in the Subordinated Notes agreements, redeem the Subordinated Notes, in whole or in part, subject to obtaining any required regulatory approvals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Information about changes in obligations and plan assets of the defined benefit pension plan follows:

	2025	2024
Change in projected benefit obligation:
Beginning of year	$20,075	$21,628
Service cost	—	—
Interest cost	1,093	1,076
Benefits paid	(1,515)	(1,528)
Actuarial loss	(243)	(1,101)
End of year	$19,410	$20,075

Change in fair value of assets:
Beginning of year	$32,250	$33,108
Contributions	—	—
Actual return on plan assets	3,655	877
Benefits paid and expenses	(1,718)	(1,735)
End of year	$34,187	$32,250

	2025	2024
Funded status at end of year (plan assets less benefit obligation)	$14,776	$12,175

Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2025	2024
Total net actuarial loss	$(8,256)	$(10,415)
Transition asset	—	—
	$(8,256)	$(10,415)

The accumulated benefit obligation was $19,410 and $20,075 at year-end 2025 and 2024.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2025	2024
Service cost	$—	$—
Interest cost	1,093	1,076
Expected return on plan assets	(1,829)	(1,917)
Amortization of transition cost	—	—
Amortization of net loss	295	295
Net periodic benefit cost/(income)	$(441)	$(546)
Net gain/(loss)	$295	$295
Amortization of transition asset	—	—
Amortization of prior service cost	—	—
Amortization of net gain/(loss)	(1,865)	145
Total recognized in other comprehensive income	$(2,160)	(150)
Total recognized in net periodic benefit cost and other comprehensive income	$(2,601)	$(696)

The components of net periodic benefit cost other than the service cost component are included in employee benefits in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assumptions

Weighted-average assumptions used to determine the benefit obligations at year-end:

	2025	2024
Discount rate	5.53%	5.68%
Rate of compensation increase	—%	—%

Weighted-average assumptions used to determine net periodic pension cost:

	2025	2024
Discount rate	5.68%	5.17%
Expected long-term rate of return on plan assets	6.50%	6.50%
Rate of compensation increase	—%	—%

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

The Company’s pension plan asset allocation at year-end 2025 and 2024, target allocation and expected long-term rate of return by asset class are as follows:

	2025		2024
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Asset category:
Cash equivalents	—%	—%	—%	—%
Equity securities	30.00%	33.46%	30.00%	35.51%
Fixed income securities	15.00%	26.23%	15.00%	18.95%
Other financial instruments	55.00%	40.31%	55.00%	45.54%
Total		100.00%		100.00%

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan:

Commingled Pension Trust Funds (CPTF): The fair values of CPTF are based upon the net asset values of the funds reported by the fund managers as of the System’s financial statement dates and recent transaction prices (Level 2 inputs).

The fair value of the plan assets at December 31, 2025, by asset class, is as follows:

	Fair Value Measurements at
	December 31, 2025 Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Commingled pension trust funds-realty	34,187	—	34,187	—
Total plan assets	$34,187	$—	$34,187	$—

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

Contributions: The Company did not contribute to its pension plan during 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Estimated Future Payments: The following benefit payments which reflect future service, are expected:

Pension
Benefits
2026	$1,635
2027	1,612
2028	1,546
2029	1,525
2030	1,537
Following 5 years	$7,221

Supplemental Executive Retirement Plans

The Bank maintains a Supplemental Executive Retirement Plan for two former Chief Executive Officers to restore pension benefits that are limited due to Internal Revenue Service regulations. The benefits accrued under this plan, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition, were $557 and $700 as of December 31, 2025 and 2024, respectively.

The Bank recorded income of $56 for the year ended December 31, 2025 as compared to expense of $57 for the year ended December 31, 2024 related to this plan. Supplemental benefits for this plan expected to be paid in each year from 2026 to 2029 are $61 each year. The aggregate supplemental benefits expected to be paid in the five years from 2030 to 2034 are $306.

The Bank also maintains a performance based Supplemental Executive Retirement Plan for the Chief Executive Officer and two Executive Vice Presidents. Contributions to this plan are based on achieving certain growth and profitability targets. The Bank recorded expense of $61 and $80 for the years ended December 31, 2025 and 2024, respectively.

Deferred Directors’ Fee Plan

The Bank and the Company maintain unfunded Deferred Director’s Fee Plans within which each director may defer the receipt of meeting fees. The benefits accrued under these plans totaled $5,098 and $5,772 at December 31, 2025 and 2024, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank and the Company recorded an expense of $194 and $375 in 2025 and 2024 in relation to these plans.

Deferred Compensation Plan

The Bank maintains an unfunded Deferred Compensation Plan for certain officers prior to 2025. The benefits accrued under this plan were paid out during 2024 and totaled $0 at December 31, 2024. The expenses were included in accrued expenses and other liabilities in the 2024 Consolidated Statements of Condition. No amount was outstanding as of December 31, 2025.

Deferred Incentive Retirement Plan

The Bank maintains an unfunded Deferred Incentive Retirement Plan for certain executive officers. The benefits accrued under this plan totaled $286 and $360 at December 31, 2025 and 2024, respectively, which are included in accrued expenses and other liabilities in the Consolidated Statements of Condition. The Bank recorded an expense of $14 and $17 in 2025 and 2024, respectively.

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

Discretionary contributions were $461 and $452 for 2025 and 2024, respectively.

Restricted Stock Grants

The Company has a time based restricted stock plan. For the years ended December 31, 2025 and 2024 the Company recognized stock-based compensation costs of $0 and $5, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock units granted for year ended December 31, 2024 and 2025. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant. There was no unamortized expense at December 31, 2025.

On September 22, 2021 restricted stock units (RSUs) were granted in the amount, as adjusted for the stock split of 96,008 from the Company’s 2019 Equity Incentive Plan to directors of the Company and officers of Orange Bank & Trust Company (“Bank”) and Orange Investment Advisors (“OIA”) in connection with the successful completion of the Company’s initial public stock offering and listing on the NASDAQ Capital Market. Non-employee directors received 33,000 restricted stock units while officers received 63,008 restricted stock units. The restricted stock units granted to officers will vest over three years in approximately 33% increments on the first, second and third anniversary of the date of grant. The restricted stock units granted to nonemployee directors are 100% vested as of the date of grant and are settled in shares of Company common stock upon separation from service. In addition, the Company intends to make a discretionary contribution of up to $200 thousand to the Company’s KSOP Trust to purchase shares of Company common stock in the open market for the benefit of all eligible non-highly compensated employees who remain employed by the Company, Bank or OIA as of December 31, 2021.

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

For the year ended December 31, 2025 and 2024, the Company’s recognized stock-based compensation costs were $2.1 million and $2.5 million, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock awards. Compensation cost is recognized over the vesting period of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

the award using the straight line method. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

The following table summarizes the activity of Restricted Stock Units, or RSUs during the year ended December 31, 2025:

Restricted Stock Units
Non-vested RSUs at beginning of period	163,798
Granted	90,021
Vested	(65,863)
Forfeited	(500)
Non-vested RSUs at end of period	187,456

Note 11 — Income Taxes

The components of earnings before the provision for income taxes, by taxing jurisdiction, are as follows:

Year ended December 31,
2025
Domestic	$51,556
Foreign	—
Total	$51,556

The components of the provision (benefit) for income taxes are as follows:

	Year ended December 31,
	2025	2024
Current taxes
Federal	$10,047	$7,679
State	286	232
Foreign	—	—
Total current taxes	10,333	7,911
Deferred taxes
Federal	(529)	(768)
State (1)	138	(208)
Foreign	—	—
Total deferred taxes	(391)	(976)
Total tax provision (benefit)	$9,942	$6,935

(1)	The components of the state deferred income tax provision (benefit) for the tax year ended December 31, 2024, are presented net of the valuation allowance in accordance with ASU 2023‑09.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year ended December 31,
	2025
	Amount	Percent

Income before provision for income taxes	$51,556

Income tax expense (benefit) at U.S. federal statutory rate	10,827	21.00%
State and local income taxes (net of federal income tax effect)(a)	279	0.54%
Nontaxable or Nondeductible items
Earnings on CSV	(938)	(1.82)%
Other items	(288)	(0.56)%
Other Reconciling items	62	0.12%
Total income tax expense (benefit) and effective rate	$9,942	$19.28%
(a)	State taxes in NY & NJ Jurisdictions made up the majority of the tax effect in this category in 2025.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the years ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year ended December 31,
	2024
	Amount	Percent

Income tax expense (benefit) at the federal statutory rate	$7,528	21.00%
State income tax provision, net of federal income tax effect	1,455	4.06%
Net earnings on bank-owned life insurance	(170)	(0.47)%
Tax-exempt municipal bond income, net of disallowed interest expense	(469)	(1.31)%
Valuation allowance	(1,818)	(5.07)%
Other	409	1.14%
Total provision for income tax	$6,935	$19.35%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets (liabilities) are provided below:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$7,647	$6,899
Reserve for unfunded commitments	115	138
Deferred loan fees, net of costs	1,111	1,090
Deferred compensation	3,465	3,277
Available for sale securities	14,220	20,053
Non-accrual interest	177	212
State NOL	232	1,348
Lease liability	1,173	892
Pension/deferred compensation OCI	2,169	2,698
Accrued Liabilities	270	—
Capital Loss Carryforward	29	—
Subtotal	30,608	36,607
Less: valuation allowance	(5,657)	(6,938)
	24,951	29,669
Deferred tax liabilities:
Intangible assets	(1,261)	(1,142)
Organization costs – holding company	(35)	(35)
Organization costs – OIA	(34)	(31)
Pension	(3,365)	(3,182)
Accumulated depreciation	(670)	(632)
Accretion	(116)	(90)
Right of use	(1,173)	(892)
Total deferred income tax liabilities	(6,654)	(6,004)

Net deferred income taxes	$18,297	$23,665

The amount of cash paid for income taxes (net of refunds received) was as follows:

Year ended December 31,
2025
Federal	$9,900
State	232
Income taxes paid (net of refunds received)	$10,132

The Company has recorded a federal deferred tax asset that based upon an analysis of the evidence, it expects such federal deferred tax asset to be recoverable. The federal deferred tax asset is included in other assets on the balance sheet. However, due to the change in New York State tax legislation passed in March 2014, management has determined that a full valuation allowance, totaling $5,657 and $6,938 against the New York State portion of the deferred tax asset, which includes state net operating losses, at December 31, 2025 and 2024, respectively, is appropriate. At December 31, 2024, the Company has net operating loss carryforwards available for income tax purposes of approximately $3.1 million, with expiration dates through 2041.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The Company did not have any uncertain tax positions at December 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of New York and New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2021.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2025 and 2024.

	Year Ended December 31, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification	17,801	3,179	(12)	20,968
Less amounts reclassified from accumulated other comprehensive income	449	(1,473)	—	(1,024)
Net current period other comprehensive income/(loss)	18,250	1,706	(12)	19,944
Ending balance	$(41,626)	$(6,268)	$87	$(47,807)

	Year Ended December 31, 2024
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

Beginning balance	$(56,127)	$(8,092)	$111	$(64,108)
Other comprehensive income/(loss) before reclassification	(3,749)	3	(12)	(3,758)
Less amounts reclassified from accumulated other comprehensive income	—	115	—	115
Net current period other comprehensive income/(loss)	(3,749)	118	(12)	(3,643)
Ending balance	$(59,876)	$(7,974)	$99	$(67,751)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2025 and 2024.

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive		Affected Line Item in the Statement
Comprehensive Income Components	Income		where Net Income is Presented
	2025	2024
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$(568)	$—	Investment security losses, net
Total before tax	(568)	—
Tax effect	(119)	—	Provision for income taxes
Net of tax	$(449)	$—
Amortization of defined benefit pension items
Transition asset	—	—	Employee benefits
Actuarial gains	$1,865	$(145)	Employee benefits
Total before tax	1,865	(145)
Tax effect	392	(30)	Provision for income taxes
Net of tax	$1,473	$(115)
Total reclassifications for the period, net of tax	$1,024	$(115)

Note 13 — Regulatory Capital Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies.

Capital adequacy guidelines and prompt corrective regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet the minimum capital requirements can initiate regulatory action. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios or it will be subject to limitations on capital distributions and certain discretionary bonus payments to management. The net unrealized gain or loss on available for sale securities is excluded in computing regulatory capital. Management believes as of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At year-end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes changed that category.

In September 2025, the company issued $25.0 million of subordinated notes, which qualify as Tier 2 capital for regulatory purposes and redeemed $20.0 million of subordinated notes previously outstanding. As of December 31, 2025, the net issuance increased tier 2 capital by approximately $5.0 million increased the Company’s total risk-based capital ratio by approximately 3 basis points. The Company remained well capitalized under applicable regulatory capital standards at December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Actual and required capital amounts and ratios are presented below at year-end.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital to risk weighted assets	$364,506	18.58%	$156,926	8.00%	$193,706	9.875%	$196,158	10.00%
Tier 1 (Core) capital to risk weighted assets	339,939	17.33%	117,695	6.00%	154,474	7.875%	156,926	8.00%
Common Tier 1 (CET1) to risk weighted assets	339,939	17.33%	88,271	4.50%	125,051	6.375%	127,503	6.50%
Tier 1 (Core) Capital to average assets	339,939	12.67%	107,326	4.00%	N/A	N/A	134,158	5.00%
December 31, 2024
Total capital to risk weighted assets	$286,595	15.37%	$149,147	8.00%	$184,103	9.875%	$186,434	10.00%
Tier 1 (Core) capital to risk weighted assets	263,260	14.12%	111,860	6.00%	146,816	7.875%	149,147	8.00%
Common Tier 1 (CET1) to risk weighted assets	263,260	14.12%	83,895	4.50%	118,851	6.375%	121,182	6.50%
Tier 1 (Core) Capital to average assets	263,260	10.23%	102,986	4.00%	N/A	N/A	128,733	5.00%

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

Right-of-use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Condition. The right-of-use assets as of December 31, 2025 and 2024 were $4,347 and $3,695, respectively. Lease liabilities as of December 31, 2025 and 2024 were $4,347 and $3,695, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

Years Ending December 31,
2026	$947
2027	783
2028	552
2029	555
2030	485
Thereafter	1,874
Total undiscounted lease payments	$5,196
Discount	$849
Total discounted lease payments	$4,347
Operating lease weighted average remaining lease term (years)	7.03	years
Operating lease weighted average discount rate	4.49%

Rent expense for all operating leases was $1,275 in 2025 and $1,022 in 2024.

Note 15 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s gross sources of noninterest income for the twelve months ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$745	$561
Other	619	454
Trust income	6,554	5,511
Investment advisory income	7,552	6,738
Investment securities gains (losses)(a)	(568)	—
Earnings on bank owned life insurance(a)	878	815
Proceeds from bank owned life insurance proceeds(a)	3,590	—
Gain on sale of assets(a)	1,236	—
Other(b)	2,542	1,893
Total Noninterest Income	$23,148	$15,972
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $1,165 and $1,109 for 2025 and 2024, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $1,377 and $784 for 2025 and 2024, respectively, which are outside the scope of ASC 606.

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

The Bank has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past two years.

A summary of the Bank’s Commitments at December 31, 2025 and 2024 were as follows:

	2025	2024
Commitments to extend credit	$424,325	$390,637
Standby letters of credit	18,628	15,493

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

Note 18 — Subsequent Events

On February 19, 2026 the Company’s board of director’s declared a quarterly cash dividend of $0.18 per share on the Company’s common stock. The dividend will be paid on March 16, 2026 to shareholders of record as of March 4, 2026.

Note 19 — Parent Company Information

Financial Information for the Company only is presented in the following tables:

Condensed Statements of Condition

	December 31,
	2025	2024
Assets
Cash and due from banks	$12,879	$4,011
Investment in subsidiaries	299,883	202,255
Goodwill and intangible assets	708	993
Other assets	80	239
Total assets	$313,550	$207,498

	December 31,
	2025	2024
Liabilities and stockholders’ equity
Subordinated notes, net of issuance costs	$24,555	$19,591
Other liabilities	4,631	2,376
Total liabilities	29,186	21,967
Total stockholders’ equity	284,364	185,531
Total liabilities and stockholders’ equity	$313,550	$207,498

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
	2025	2024
Operating Income
Dividend income from operating subsidiaries	$8,624	$5,846
Servicing Fee	459	612
Total operating income	9,083	6,458
Operating Expenses
Interest on borrowings	1,507	921
Salaries and employee benefits	475	598
Professional fees	787	1,507
Directors’ fees and expenses	169	(66)
Intangible amortization	286	286
Other expenses and income taxes	928	726
Total operating expenses	4,152	3,972
Equity in undistributed earnings of subsidiary	36,683	25,397
Net income	$41,614	$27,883
Comprehensive income	$61,558	$24,240

Condensed Statements of Cash Flows

	Years ended December 31,
	2025	2024
Cash flows from operating activities
Net income after equity in undistributed earnings of subsidiary	$41,614	$27,883
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary companies	(36,683)	(25,397)
Stock-based compensation	1,143	1,753
Amortization of intangibles	286	286
Restricted stock expense	—	5
Other, net	2,821	1,130
Net cash provided by (used in) operating activities	9,181	5,660
Cash flows from investing activities
Investment in operating subsidiary	(41,000)	—
Net cash used in investing activities	(41,000)	—
Cash flows from financing activities
Proceeds from the issuance of common stock (net of costs)	43,389	—
Repayment of subordinated notes	(20,000)	—
Issuance of subordinated notes, net of issuance costs	24,555	—
Dividends paid, common stock	(7,099)	(5,325)
Purchases of treasury stock	(158)	(518)
Net cash (used in) provided by financing activities	40,687	(5,843)
Net increase in cash and cash equivalents	8,868	(183)
Cash and cash equivalents at beginning of year	4,011	4,194
Cash and cash equivalents at end of year	$12,879	$4,011

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2025 and 2024:

	At or for the twelve months ended December 31, 2025
	Banking	Wealth Management	Total Segments
Net interest income	$104,056	$—	$104,056
Noninterest income	9,042	14,106	23,148
Provision for credit loss - investments	—	—	—
Provision for credit loss	(7,748)	—	(7,748)
Noninterest expenses
Salaries	(23,713)	(4,681)	(28,394)
Employee benefits	(8,622)	(1,000)	(9,622)
Occupancy expense	(4,510)	(618)	(5,128)
Professional fees	(5,565)	(626)	(6,191)
Directors' fees and expenses	(1,203)	(42)	(1,245)
Computer software expense	(7,105)	(708)	(7,813)
FDIC assessment	(1,320)	—	(1,320)
Advertising expenses	(1,891)	(82)	(1,973)
Advisor expenses related to trust income	—	(90)	(90)
Telephone expenses	(816)	(52)	(868)
Intangible amortization	(286)	—	(286)
Other	(3,945)	(1,025)	(4,970)
Total noninterest expenses	(58,976)	(8,924)	(67,900)
Income tax expense	(8,854)	(1,088)	(9,942)
Net income	$37,520	$4,094	$41,614
Total assets	$2,648,560	$10,817	$2,659,377

	At or for the twelve months ended December 31, 2024
	Banking	Wealth Management	Total Segments
Net interest income	$91,766	$—	$91,766
Noninterest income	3,723	12,249	15,972
Provision for credit loss- investments	1,900	—	1,900
Provision for credit loss	(9,610)	—	(9,610)
Noninterest expenses
Salaries	(22,229)	(5,246)	(27,475)
Employee benefits	(7,934)	(1,004)	(8,938)
Occupancy expense	(4,194)	(596)	(4,790)
Professional fees	(5,465)	(466)	(5,931)
Directors' fees and expenses	(1,006)	(47)	(1,053)
Computer software expense	(5,459)	(493)	(5,952)
FDIC assessment	(1,308)	—	(1,308)
Advertising expenses	(1,464)	(111)	(1,575)
Advisor expenses related to trust income	—	(113)	(113)
Telephone expenses	(695)	(51)	(746)
Intangible amortization	(286)	—	(286)
Other	(6,031)	(1,012)	(7,043)
Total noninterest expenses	(56,071)	(9,139)	(65,210)
Income tax expense	(6,282)	(653)	(6,935)
Net income	$25,426	$2,457	$27,883
Total assets	$2,499,898	10,029	$2,509,927

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Orange County Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2025 regarding the Company’s equity compensation plan that has been approved by stockholders. The Company has no equity-based benefit plans that were not approved by stockholders.

	Number of securities to be issued		Number of securities remaining
	upon exercise of outstanding	Weighted average option	available for issuance under
	options and rights	exercise price	plan
2023 Equity Incentive Plan	-	-	336,247

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

(A) Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

(B) Consolidated Statements of Condition - at December 31, 2025 and 2024

(C) Consolidated Statements of Income - Years ended December 31, 2025 and 2024

(D) Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2025 and 2024

(E) Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2025 and 2024

(F) Consolidated Statements of Cash Flows - Years ended December 31, 2025 and 2024

(G) Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits (* documents filed or furnished with this report)

3.1

Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

3.2

Amendment to the Certificate of Incorporation of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on January 10, 2025)

3.3

Bylaws of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on June 21, 2024)

4.1

Form of Common Stock Certificate of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)

4.2

Form of 6.50% Fixed-to-Floating Rate Subordinated Note due 2035 of Orange County Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on September 25, 2025)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 30, 2022)

10.1

Amended and Restated Employment Agreement by and between Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2023)+

10.2

Amended and Restated Employment Agreement by and between Orange Bank & Trust Company and Joseph A. Ruhl, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on December 29, 2023)+

10.3

Orange County Trust Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.4

Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.5

Amended and Restated Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711), filed with the Securities and Exchange Commission on December 29, 2023)+

10.6

Participation Agreement under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan for Joseph A. Ruhl (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.7	Reserved

10.8

Orange Bank & Trust Company Supplemental Executive Retirement Plan for Michael J. Gilfeather (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.9

Orange Bank & Trust Company Annual Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021) +

10.10

Orange County Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.11

Form of Subordinated Note Purchase Agreement, dated as of September 25, 2025, by and between Orange County Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on September 25, 2025)

10.12

Orange County Bancorp, Inc. Stock-Based Deferral Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Orange County Bancorp, Inc. (File No. 333-257781), initially filed with the Securities and Exchange Commission on July 9, 2021)+

10.13

Orange Bank & Trust Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on December 29, 2022)+

10.14

Orange County Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 14, 2023 (file no. 001-40711)) +

10.15

Orange Bank & Trust Company Change in Control Severance Plan for Senior Executives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 29, 2024)+

10.16

Amendment dated February 20, 2025, to the Amended and Restated Employment Agreement, dated effective as of January 1, 2024, by and among Orange County Bancorp, Inc., Orange Bank & Trust Company and Michael J. Gilfeather (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on February 26, 2025) +

10.17

Amendment dated February 20, 2025, to the Amended and Restated Participation Agreement for Michael J. Gilfeather under the Orange Bank & Trust Company Performance-Based Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on February 26, 2025) +

19

Insider Trading (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K of Orange County Bancorp, Inc. (File No. 001-40711) filed with the Securities and Exchange Commission on March 17, 2025)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2026.

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Michael J. Gilfeather
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Michael J. Gilfeather Michael J. Gilfeather	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026

/s/ Michael Lesler Michael Lesler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026

/s/ Jonathan F. Rouis Jonathan F. Rouis	Chairman of the Board	March 16, 2026

/s/ Gregory F. Holcombe Gregory F. Holcombe	Director	March 16, 2026

/s/ Olga Luz Tirado Olga Luz Tirado	Director	March 16, 2026

/s/ William D. Morrison William D. Morrison	Director	March 16, 2026

/s/ Marianna R. Kennedy Marianna R. Kennedy	Director	March 16, 2026

/s/ Richard B. Rowley Richard B. Rowley	Director	March 16, 2026

/s/ Jonathan Schiller Jonathan Schiller	Director	March 16, 2026

/s/Kevin J. Keane Kevin J. Keane	Director	March 16, 2026