Form 10-Q
period 2026-03-31
Orange County Bancorp, Inc. /DE/
filed 2026-05-11
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 13,407,904 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$257,538	$204,232
Investment securities – available-for-sale (amortized cost $463,946, net of allowance for credit losses of $0 at March 31, 2026 and $472,097, net of allowance for credit losses of $0 at December 31, 2025)	407,510	419,406
Restricted investment in bank stocks	5,917	5,917
Loans	1,951,963	1,950,284
Allowance for credit losses	(27,844)	(28,335)
Loans, net	1,924,119	1,921,949
Premises and equipment, net	15,636	15,482
Accrued interest receivable	10,994	10,383
Bank owned life insurance	32,770	32,578
Goodwill	5,359	5,359
Intangible assets	464	535
Other assets	45,313	43,536
TOTAL ASSETS	$2,705,620	$2,659,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$727,337	$725,656
Interest bearing	1,622,386	1,584,717
Total deposits	2,349,723	2,310,373
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	24,579	24,555
Accrued expenses and other liabilities	29,654	30,085
TOTAL LIABILITIES	2,413,956	2,375,013
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 13,415,707 and 13,376,464 issued; 13,407,690 and 13,368,447 outstanding, at March 31, 2026 and December 31, 2025, respectively	3,354	3,344
Surplus	165,823	164,592
Retained Earnings	173,311	164,434
Accumulated other comprehensive income (loss), net of taxes	(50,625)	(47,807)
Treasury stock, at cost; 8,017 shares at March 31, 2026 and December 31, 2025, respectively	(199)	(199)
TOTAL STOCKHOLDERS’ EQUITY	291,664	284,364
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,705,620	$2,659,377

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans	$29,790	$27,314
Interest on investment securities:
Taxable	2,483	2,664
Tax exempt	502	576
Interest on Federal funds sold and other	1,644	1,353
TOTAL INTEREST INCOME	34,419	31,907
INTEREST EXPENSE
Savings and NOW accounts	5,280	4,894
Time deposits	710	2,224
FHLB advances	98	931
Subordinated notes	430	230
TOTAL INTEREST EXPENSE	6,518	8,279
NET INTEREST INCOME	27,901	23,628
Provision (credit) for credit losses - loans	(436)	202
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	28,337	23,426
NONINTEREST INCOME
Service charges on deposit accounts	355	290
Trust income	1,727	1,674
Investment advisory income	1,542	1,766
Earnings on bank owned life insurance	192	259
Other	361	367
TOTAL NONINTEREST INCOME	4,177	4,356
NONINTEREST EXPENSE
Salaries	7,409	6,905
Employee benefits	3,102	2,450
Occupancy expense	1,336	1,277
Professional fees	1,465	1,347
Directors’ fees and expenses	622	306
Computer software expense	1,879	1,982
FDIC assessment	330	330
Advertising expenses	425	389
Advisor expenses related to trust income	24	22
Telephone expenses	264	207
Intangible amortization	71	71
Other	997	1,208
TOTAL NONINTEREST EXPENSE	17,924	16,494
Income before income taxes	14,590	11,288
Provision for income taxes	3,306	2,584
NET INCOME	$11,284	$8,704

Basic and diluted earnings per share	$0.85	$0.77
Weighted average shares outstanding	13,351,885	11,331,884

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net Income	$11,284	$8,704
Other comprehensive income:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(3,745)	9,682
Tax effect	(786)	2,034
Net of tax	(2,959)	7,648
Defined benefit pension plans:
Net gain arising during the period	182	110
Tax effect	38	23
Net of tax	144	87
Deferred compensation liability:
Unrealized loss	(4)	(4)
Tax effect	(1)	(1)
Net of tax	(3)	(3)
Total other comprehensive (loss)/income	(2,818)	7,732
Total comprehensive income	$8,466	$16,436

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	8,704	—	—	8,704
Other comprehensive income, net of taxes	—	—	—	7,732	—	7,732
Cash dividends declared ($0.13 per share)	—	—	(1,475)	—	—	(1,475)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (39,505 shares)	6	650	—	—	334	990
Balance, March 31, 2025	$2,848	$121,546	$137,148	$(60,019)	$(199)	$201,324

Balance, January 1, 2026	$3,344	$164,592	$164,434	$(47,807)	$(199)	$284,364
Net income	—	—	11,284	—	—	11,284
Other comprehensive loss, net of taxes	—	—	—	(2,818)	—	(2,818)
Cash dividends declared ($0.18 per share)	—	—	(2,407)	—	—	(2,407)
Stock-based compensation (39,243 shares)	10	1,231	—	—	—	1,241
Balance, March 31, 2026	$3,354	$165,823	$173,311	$(50,625)	$(199)	$291,664

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$11,284	$8,704
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(436)	202
Depreciation	409	397
Accretion on loans	(488)	(582)
Amortization of intangibles	71	71
Amortization of subordinated notes issuance costs	24	18
Stock-based compensation	1,241	990
Net amortization of investment premiums	207	235
Earnings on bank owned life insurance	(192)	(259)
Net change in:
Accrued interest receivable	(611)	(4,322)
Other assets	(846)	335
Other liabilities	(434)	(952)
Net cash from operating activities	10,229	4,837
Cash flows from/(used) investing activities
Purchases of investment securities available-for-sale	(1,301)	(436)
Proceeds from paydowns of investment securities available-for-sale	8,308	8,793
Proceeds from maturities and calls of investment securities available-for-sale	936	1,069
Purchase of restricted investment in bank stocks	—	(12,263)
Proceeds from redemptions of restricted investment in bank stocks	—	16,454
Net increase in loans	(1,246)	(37,827)
Purchases of premises and equipment	(563)	(494)
Net cash from/(used) by investing activities	6,134	(24,704)
Cash flows from financing activities
Net increase in deposits	39,350	128,339
Net change in FHLB advances, short term	—	(93,000)
Cash dividends paid	(2,407)	(1,475)
Purchases of treasury stock	—	(158)
Net cash from financing activities	36,943	33,706
Net change in cash and cash equivalents	53,306	13,839
Beginning cash and cash equivalents	204,232	150,334
Ending cash and cash equivalents	$257,538	$164,173
Supplemental cash flow information:
Interest paid	7,408	8,508
Income taxes paid	110	—

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The unaudited consolidated financial statements include Orange County Bancorp, Inc., a Delaware bank holding company (“Orange County Bancorp”) and its wholly owned subsidiaries: Orange Bank & Trust Company, a New York trust company (the “Bank”) and Orange Investment Advisors (“OIA”), formerly known as Hudson Valley Investment Advisors (“HVIA”), a Registered Investment Advisor, together referred to as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides commercial and consumer banking services to individuals, small businesses and local municipal governments as well as trust and investment services through the Bank and OIA. The Company is headquartered in Middletown, New York, with seven locations in Orange County, New York, seven in Westchester County, New York, two in Rockland County, New York, and two in Bronx County, New York. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial real estate, commercial and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other than commercial real estate, there are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the areas in which they operate.

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.6 billion and $1.9 billion at March 31, 2026 and December 31, 2025, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2026, the results of operations, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and cash flow statements for the three months ended March 31, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

The Company adopted ASU 2023-09 on January 1, 2025. The adoption did not have a material impact on the financial statements.

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

During the quarter ended March 31, 2025, the Company updated and enhanced its Allowance for Credit Losses (“ACL”) estimation methodology related to the observed loss histories across its peer group and the evaluation of qualitative factors under the CECL framework. Specifically, the Company expanded its comparative peer group and the associated loss history for these institutions to include observations through December 31, 2024 and separately, adopted a scorecard-based approach to assess qualitative adjustments applied to the modeled credit loss estimates. During the quarter ended March 31, 2026 the Company again evaluated its comparative peer groups across asset classes and refreshed the associated loss history for those institutions to include observations through December 31, 2025 and to ensure reasonable and supportable model forecasts.

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

Neither the model calibration employed to update loss drivers, nor the adoption of the scorecard represented a change in accounting principle; but rather a refinement in estimation technique within the existing CECL framework. The updated methodology has been applied consistently in subsequent periods, including the three months ended March 31, 2026. The impact of these refinements was not material to the Company’s consolidated financial statements for the three month period ending March 31, 2026.

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

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at March 31, 2026 and December 31, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale March 31, 2026
U.S. government agencies and treasuries	$66,360	$65	$(6,229)	$—	$60,196
Mortgage-backed securities - residential	202,480	85	(22,423)	—	180,142
Mortgage-backed securities - commercial	77,495	12	(15,400)	—	62,107
Corporate securities	26,001	83	(1,887)	—	24,197
Obligations of states and political subdivisions	91,610	36	(10,778)	—	80,868
Total debt securities	$463,946	$281	$(56,717)	$—	$407,510

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2025
U.S. government agencies and treasuries	$67,611	$56	$(6,097)	$—	$61,570
Mortgage-backed securities - residential	208,761	153	(20,595)	—	188,319
Mortgage-backed securities - commercial	78,367	70	(14,931)	—	63,506
Corporate securities	25,001	60	(1,785)	—	23,276
Obligations of states and political subdivisions	92,357	44	(9,666)	—	82,735
Total debt securities	$472,097	$383	$(53,074)	$—	$419,406

There were no proceeds from sales of securities and associated gains and losses for the three months ended March 31, 2026 and 2025.

The amortized cost and fair value of debt securities as of March 31, 2026 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,388	$5,415
Due after one through five years	26,236	24,167
Due after five through ten years	62,340	56,383
Due after ten years	90,007	79,296
	183,971	165,261
Mortgage-backed securities	279,975	242,249
Total debt securities	$463,946	$407,510

Securities pledged at March 31, 2026 and December 31, 2025 had a carrying amount of $248,535 and $261,066 and were pledged to secure public deposits.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by major security types and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale March 31, 2026
U.S. government agencies and treasuries	$—	$—	$55,453	$(6,229)	$55,453	$(6,229)
Mortgage-backed securities - residential	7,603	(13)	164,604	(22,410)	172,207	(22,423)
Mortgage-backed securities - commercial	—	—	55,871	(15,400)	55,871	(15,400)
Corporate securities	2,999	(1)	18,114	(1,886)	21,113	(1,887)
Obligations of states and political subdivisions	5,616	(99)	71,233	(10,679)	76,849	(10,778)
Total debt securities	$16,218	$(113)	$365,275	$(56,604)	$381,493	$(56,717)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2025
U.S. government agencies	$456	$(1)	$56,400	$(6,096)	$56,856	$(6,097)
Mortgage-backed securities - residential	—	—	171,982	(20,595)	171,982	(20,595)
Mortgage-backed securities - commercial	—	—	57,189	(14,931)	57,189	(14,931)
Corporate securities	2,952	(48)	18,264	(1,737)	21,216	(1,785)
Obligations of states and political subdivisions	1,747	(3)	76,825	(9,663)	78,572	(9,666)
Total debt securities	$5,155	$(52)	$380,660	$(53,022)	$385,815	$(53,074)

As of March 31, 2026, the Company’s securities portfolio consisted of 245 securities, 210 of which were in an unrealized loss position. As of December 31, 2025, the Company’s securities portfolio consisted of 246 securities, 213 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three months ended March 31, 2026. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.1 million and $1.8 million at March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

There were no allowance for credit losses associated with investment securities for the three months ended March 31, 2026 and 2025. At March 31, 2026 management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio. It was determined that ACL-investments was not required.

Note 3 — Loans

Loans at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Commercial and industrial	$230,972	$249,633
Commercial real estate	1,480,805	1,480,062
Commercial real estate construction	106,868	99,262
Residential real estate	65,846	65,290
Home equity	26,894	22,618
Consumer	40,578	33,419
Total Loans	$1,951,963	$1,950,284
Allowance for credit losses	(27,844)	(28,335)
Net Loans	$1,924,119	$1,921,949

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the activity in the allowance by portfolio segment for each of the three months ended March 31, 2026 and 2025: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments.)

	Three Months Ended March 31, 2026
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Provision for credit losses*	(172)	(217)	64	(351)	149	34	(493)
Charge-offs	(24)	—	—	—	—	(1)	(25)
Recoveries	7	—	—	—	—	20	27
Ending balance	$4,713	$19,884	$1,104	$1,250	$319	$574	$27,844

* The provision for credit losses on the income statement also includes approximately $57 associated with off balance sheet ACL.

	Three Months Ended March 31, 2025
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	(702)	68	237	680	126	(146)	263
Charge-offs	(6)	—	—	—	—	—	(6)
Recoveries	16	—	—	—	—	23	39
Ending balance	$3,809	$19,295	$992	$1,642	$182	$453	$26,373

* The provision for credit losses on the income statement also includes approximately ($61) associated with off balance sheet ACL.

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of March 31, 2026 and December 31, 2025:

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
March 31, 2026
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,963	$1,111	$—	$—	$35	$—	$3,109
collectively evaluated for impairment	2,750	18,773	1,104	1,250	284	574	24,735
Total ending allowance balance	$4,713	$19,884	$1,104	$1,250	$319	$574	$27,844
Loans:
Ending balance:
individually evaluated for impairment	$2,838	$62,736	$—	$2	$833	$—	$66,409
collectively evaluated for impairment	228,134	1,418,069	106,868	65,844	26,061	40,578	1,885,554
Total ending loans balance	$230,972	$1,480,805	$106,868	$65,846	$26,894	$40,578	$1,951,963

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,898	$888	$—	$—	$—	$—	$2,786
collectively evaluated for impairment	3,004	19,213	1,040	1,601	170	521	25,549
Total ending allowance balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Loans:
Ending balance:
individually evaluated for impairment	$2,941	$55,429	$—	$1	$844	$—	$59,215
collectively evaluated for impairment	246,692	1,424,633	99,262	65,289	21,774	33,419	1,891,069
Total ending loans balance	$249,633	$1,480,062	$99,262	$65,290	$22,618	$33,419	$1,950,284

Included in the commercial and industrial loans collectively evaluated for impairment are PPP loans of $113 thousand and $124 thousand as of March 31, 2026 and December 31, 2025, respectively. PPP loans receivable are guaranteed by the SBA and have no allocation in the allowance.

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

As of March 31, 2026, the amortized cost basis of individually analyzed loans was $66.4 million, of which $63.6 million were considered collateral dependent. As of December 31, 2025, the amortized cost basis of individually analyzed loans was $59.2 million, of which $56.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2026 and December 31, 2025:

	At March 31, 2026		At December 31, 2025

	Principal Balance	Related Allowance	Principal Balance	Related Allowance

Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	61,991	1,111	54,679	888
Commercial real estate construction	—	—	—	—
Residential real estate (2)	747	—	751	—
Home equity (2)	833	35	844	—
Consumer	—	—	—	—
Total	$63,571	$1,146	$56,274	$888

(1) Commercial real estate – secured by various types of commercial real estate.

(2) Residential real estate – secured by residential real estate.

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2026 and December 31, 2025.

	Non-Accrual
	with No Allowance				Loans Past Due Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commercial and industrial	$—	$—	$2,250	$1,577	$4	$18
Commercial real estate	14,981	669	22,998	8,690	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—	1	—	1	—	—
Home equity	798	844	833	844	—	—
Consumer	—	—	—	—	—	—
Total	$15,779	1,514	$26,081	$11,112	$4	$18

As of March 31, 2026, the Company held $26.1 million in non-accrual balances and a related ACL of approximately $2.8 million. Within the non-accrual balances, $15.8 million of these loans had no ACL associated to them. As of December 31, 2025, the Company had $11.1 million in non-accrual loans and related ACL of approximately $2.3 million. Within the non-accrual balances, $1.5 million of these loans had no ACL associated with them.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy. As of March 31, 2026 the Company had no loans identified with modifications due to financial difficulty.

The following tables present the aging of the amortized cost in past-due loans as of March 31, 2026 and December 31, 2025 by class of loans:

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
March 31, 2026
Commercial and industrial	$241	$—	$1,504	$1,745	$229,227
Commercial real estate	17,655	—	8,410	26,065	1,454,740
Commercial real estate construction	—	—	—	—	106,868
Residential real estate	2	—	—	2	65,844
Home equity	—	—	610	610	26,284
Consumer	—	—	—	—	40,578
Total	$17,898	$—	$10,524	$28,422	$1,923,541

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2025
Commercial and industrial	$744	$77	$1,518	$2,339	$247,294
Commercial real estate	—	—	8,414	8,414	1,471,648
Commercial real estate construction	—	—	—	—	99,262
Residential real estate	—	—	1	1	65,289
Home equity	—	—	616	616	22,002
Consumer	—	—	—	—	33,419
Total	$744	$77	$10,549	$11,370	$1,938,914

As of March 31, 2026 and December 31, 2025, loans in the process of foreclosure were $13,699 and $13,682 respectively, of which none were secured by residential real estate.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at March 31, 2026 and December 31, 2025 and gross charge-offs for the three months ended March 31, 2026 and the year ended December 31, 2025:

								Revolving
							Revolving	Loans to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$6,350	31,935	28,528	37,538	32,950	72,522	—	—	$209,823
Special Mention	—	539	—	4,072	—	-	—	—	4,611
Substandard	—	303	7,581	214	8,313	127	—	—	16,538
Total Commercial and industrial	$6,350	32,777	36,109	41,824	41,263	72,649	—	—	$230,972
Current period gross charge-offs	$7	—	17	—	—	—	—	—	$24

Commercial real estate
Pass	$56,475	193,646	129,401	156,225	282,968	554,144	1,820	—	$1,374,679
Special Mention	—	—	4,098	8,207	9,873	20,397	—	—	42,575
Substandard	—	—	3,743	377	17,573	41,858	—	—	63,551
Total Commercial real estate	$56,475	193,646	137,242	164,809	310,414	616,399	1,820	—	$1,480,805
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate construction
Pass	$—	43,984	43,370	5,413	3,901	10,200	—	—	$106,868
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$—	43,984	43,370	5,413	3,901	10,200	—	—	$106,868
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$825	6,316	10,424	8,527	10,030	29,722	—	—	$65,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2	—	—	2
Total Residential real estate	$825	6,316	10,424	8,527	10,030	29,724	—	—	$65,846
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	$—	97	366	44	—	37	24,437	1,115	$26,096
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	798	—	798
Total Home Equity	$—	97	366	44	—	37	25,235	1,115	$26,894
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$8,857	11,752	82	12,939	—	616	6,332	—	$40,578
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	$8,857	11,752	82	12,939	—	616	6,332	—	$40,578
Current period gross charge-offs	$—	—	—	—	—	1	—	—	$1

Total Loans	$72,507	288,572	227,593	233,556	365,608	729,625	33,387	1,115	$1,951,963

Gross charge-offs	$7	—	17	—	—	1	—	—	$25

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial									—
Pass	$34,656	30,928	39,368	29,142	31,139	59,705	—	—	$224,938
Special Mention	575	—	4,073	—	3,402	-	—	—	8,050
Substandard	318	7,636	226	8,313	77	75	—	—	16,645
Total Commercial and industrial	$35,549	38,564	43,667	37,455	34,618	59,780	—	—	$249,633
Current period gross charge-offs	$2,694	349	2,804	—	149	26	—	—	$6,022

Commercial real estate
Pass	$192,543	150,316	157,063	309,593	216,546	345,807	1,572	—	$1,373,440
Special Mention	—	4,116	8,255	24,243	786	12,972	—	—	50,372
Substandard	—	3,756	379	3,270	17,446	31,399	—	—	56,250
Total Commercial real estate	$192,543	158,188	165,697	337,106	234,778	390,178	1,572	—	$1,480,062
Current period gross charge-offs	—	—	—	—	100	—	—	—	$100

Commercial real estate construction
Pass	$33,376	54,299	1,900	6,687	3,000	—	—	—	$99,262
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$33,376	54,299	1,900	6,687	3,000	—	—	—	$99,262
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	$10,760	5,320	8,897	9,765	6,889	23,658	—	—	$65,289
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	—	1
Total Residential real estate	$10,760	5,320	8,897	9,765	6,889	23,659	—	—	$65,290
Current period gross charge-offs	$—	—	—	—	—	16	—	—	$16

Home equity
Pass	$99	374	44	—	—	39	20,069	1,183	$21,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	810	—	810
Total Home Equity	$99	374	44	—	—	39	20,879	1,183	$22,618
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	$6,276	6,597	14,144	—	—	731	5,671	—	$33,419
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	$6,276	6,597	14,144	—	—	731	5,671	—	$33,419
Current period gross charge-offs	$—	—	—	—	—	5	—	—	$5

Total Loans	$278,603	263,342	234,349	391,013	279,285	474,387	28,122	1,183	$1,950,284

Gross charge-offs	$2,694	349	2,804	—	249	47	—	—	$6,143

Loans and lines of credit to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $13,502 at March 31, 2026 and December 31, 2025.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
U.S. government agencies and treasuries	$60,196	$—	$60,196	$—
Mortgage-backed securities	242,249	—	242,249	—
Corporate securities	24,197	—	22,955	1,242
Obligations of states and political subdivisions	80,868	—	80,868	—
Total securities available-for-sale	$407,510	$—	$406,268	$1,242

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026. The Level 3 amount reflects the fair value of certain corporate securities with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

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

There were no transfers between Level 1 and Level 2 during 2025. The Level 3 amount reflects the fair value of certain corporate securities with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

Assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 are summarized below:

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31, 2026	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial real estate, Home equity	$8,416	$—	$—	$8,416

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31, 2025	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$8,675	$—	$—	$8,675

The fair value amounts shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $1.1 million and $887 thousand at March 31, 2026 and December 31, 2025, respectively.

The following tables present additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

	Fair Value			Range
March 31, 2026	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate, Home equity	$8,416	Appraisal of collateral (1)	Appraisal and liquidation	20-100%
			adjustments (2)	(27%)

	Fair Value			Range
December 31, 2025	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$8,675	Appraisal of collateral (1)	Appraisal and liquidation	20-44%
			adjustments (2)	(23%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$257,538	$257,538	$257,538	$—	$—
Loans, net	1,924,119	1,892,478	—	—	1,892,478
Accrued interest receivable	10,994	10,994	—	2,118	8,876
Restricted investment in bank stocks	5,917	NA	—	—	—
Financial liabilities:
Deposits	2,349,723	2,349,158	2,283,809	65,349	—
FHLB advances, long term	10,000	10,020	—	10,020	—
Subordinated notes, net of issuance costs	24,579	24,976	—	24,976	—
Accrued interest payable	156	156	—	156	—

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$204,232	$204,232	$204,232	$—	$—
Loans, net	1,921,949	1,877,174	—	—	1,877,174
Accrued interest receivable	10,383	10,383	—	1,832	8,551
Restricted investment in bank stocks	5,917	NA	—	—	—
Financial liabilities:
Deposits	2,310,373	2,309,901	2,151,362	158,539	—
FHLB advances, long term	10,000	10,050	—	10,050	—
Subordinated notes, net of issuance costs	24,555	25,065	—	25,065	—
Accrued interest payable	1,046	1,046	—	1,046	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Non-interest bearing demand accounts	$727,337	$725,656
Interest-bearing demand accounts	473,030	419,604
Money market accounts	276,997	646,688
Savings accounts	806,446	359,415
Certificates of Deposit	65,913	159,010
Total deposits	$2,349,723	$2,310,373

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at March 31, 2026 and December 31, 2025 were $10.8 million and $10.5 million, respectively.

Scheduled maturities of time deposits for the next five years as of March 31, 2026, are as follows:

2026	$50,266
2027	7,330
2028	7,904
2029	413
$65,913

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $10.1 million and $12.4 million at March 31, 2026 and December 31, 2025, respectively.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The components of net periodic benefit for the Company’s noncontributory defined benefit pension plan for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Service cost	$—	$—
Interest cost	257	273
Expected return on plan assets	(490)	(457)
Amortization of transition cost	—	—
Amortization of net loss	51	74
Net periodic benefit	$(182)	$(110)

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

For the three months ended March 31, 2026 and 2025, the Company’s recognized stock-based compensation costs were $1.1 million and $489 thousand, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock units. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 93,452 restricted stock units granted during the three months ended March 31, 2026 and 89,621 restricted stock units granted during the three months ended March 31, 2025. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

The following table summarizes the activity of Restricted Stock Units, or RSUs during the three months ended March 31, 2026:

Restricted Stock Units
Non-vested RSUs at beginning of period	187,456
Granted	93,452
Vested	(72,248)
Forfeited	(100)
Non-vested RSUs at end of period	208,560

Note 7 — Accumulated Other Comprehensive Income

The following are changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(41,626)	$(6,268)	$87	$(47,807)
Other comprehensive income/(loss) before reclassification, net	(2,959)	144	(3)	(2,818)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(2,959)	144	(3)	(2,818)
Ending balance	$(44,585)	$(6,124)	$84	$(50,625)

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

	Three Months Ended March 31, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total
Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification	7,648	87	(3)	7,732
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	7,648	87	(3)	7,732
Ending balance	$(52,228)	$(7,887)	$96	$(60,019)

There were no significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Noninterest Income
Service charges on deposit accounts
Overdraft fees	$188	$149
Other	167	141
Trust income	1,727	1,674
Investment advisory income	1,542	1,766
Earnings on bank owned life insurance(a)	192	259
Other(b)	361	367
Total Noninterest Income	$4,177	$4,356
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $279 and $272 for the three months ended March 31, 2026 and 2025, respectively, that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $82 and $96 for the three months ended March 31, 2026 and 2025, respectively, which are outside the scope of ASC 606.

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

ORANGE COUNTY BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

The following tables present the statements of income and total assets for the Company’s reportable segments at or for the three months ended March 31, 2026 and 2025:

	At or for the three months ended March 31, 2026
	Banking	Wealth Management	Total Segments
Net interest income	$27,901	$—	$27,901
Noninterest income	908	3,269	4,177
Provision for credit loss - investments	—	—	—
Provision for credit loss	436	—	436
Noninterest expenses
Salaries	(6,447)	(962)	(7,409)
Employee benefits	(2,884)	(218)	(3,102)
Occupancy expense	(1,201)	(135)	(1,336)
Professional fees	(1,226)	(239)	(1,465)
Directors' fees and expenses	(613)	(9)	(622)
Computer software expense	(1,682)	(197)	(1,879)
FDIC assessment	(330)	—	(330)
Advertising expenses	(407)	(18)	(425)
Advisor expenses related to trust income	—	(24)	(24)
Telephone expenses	(250)	(14)	(264)
Intangible amortization	(71)	—	(71)
Other	(610)	(387)	(997)
Total noninterest expenses	(15,721)	(2,203)	(17,924)
Income tax expense	(3,082)	(224)	(3,306)
Net income	$10,442	$842	$11,284
Total assets	$2,694,340	$11,280	$2,705,620

	At or for the three months ended March 31, 2025
	Banking	Wealth Management	Total Segments
Net interest income	$23,628	$—	$23,628
Noninterest income	916	3,440	4,356
Provision for credit loss- investments	—	—	—
Provision for credit loss	(202)	—	(202)
Noninterest expenses
Salaries	(5,709)	(1,196)	(6,905)
Employee benefits	(2,182)	(268)	(2,450)
Occupancy expense	(1,114)	(163)	(1,277)
Professional fees	(1,171)	(176)	(1,347)
Directors' fees and expenses	(301)	(5)	(306)
Computer software expense	(1,814)	(168)	(1,982)
FDIC assessment	(330)	—	(330)
Advertising expenses	(373)	(16)	(389)
Advisor expenses related to trust income	—	(22)	(22)
Telephone expenses	(195)	(12)	(207)
Intangible amortization	(71)	—	(71)
Other	(872)	(336)	(1,208)
Total noninterest expenses	(14,132)	(2,362)	(16,494)
Income tax expense	(2,358)	(226)	(2,584)
Net income	$7,852	$852	$8,704
Total assets	$2,550,226	9,902	$2,560,128

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

During June 2025, the Company completed a follow-on common stock offering with gross proceeds of approximately $46.0 million before discounts and expenses with net proceeds estimated at approximately $43.6 million. The Company downstreamed $41.0 million to the Bank. The offering issued approximately 2.0 million shares of common stock priced at $23.25.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at March 31, 2026 and at December 31, 2025 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at March 31, 2026 and December 31, 2025 for the Bank.

							To be Well Capitalized
			For Capital Adequacy		For Capital Adequacy		under Prompt
	Actual		Purposes		Purposes with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital to risk weighted assets	$373,538	18.91%	$158,022	8.00%	$195,059	9.875%	$197,528	10.00%
Tier 1 (Core) capital to risk weighted assets	348,803	17.66%	118,517	6.00%	155,553	7.875%	158,022	8.00%
Common Tier 1 (CET1) to risk weighted assets	348,803	17.66%	88,887	4.50%	125,924	6.375%	128,393	6.50%
Tier 1 (Core) Capital to average assets	348,803	12.80%	109,029	4.00%	N/A	N/A	136,286	5.00%
December 31, 2025
Total capital to risk weighted assets	$364,506	18.58%	$156,926	8.00%	$193,706	9.875%	$196,158	10.00%
Tier 1 (Core) capital to risk weighted assets	339,939	17.33%	117,695	6.00%	154,474	7.875%	156,926	8.00%
Common Tier 1 (CET1) to risk weighted assets	339,939	17.33%	88,271	4.50%	125,051	6.375%	127,503	6.50%
Tier 1 (Core) Capital to average assets	339,939	12.67%	107,326	4.00%	N/A	N/A	134,158	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	risks associated with loan participations;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the rate of delinquencies, amounts of non-performing loans and loans that are charged-off;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism or pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Orange Investment Advisors, formally known as Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can continue to capitalize on the growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, continue to produce a stable source of low- cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and OIA, which combined had $1.6 billion in assets under management at March 31, 2026. As of March 31, 2026, our assets, loans, deposits and stockholders’ equity totaled $2.7 billion, $1.9 billion, $2.4 billion and $291.7 million, respectively.

At March 31, 2026, we operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and three branch offices which are located in Chester, Newburgh and in Montgomery, New York. We lease twelve branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Nanuet, Yonkers, and two Bronx locations, all in New York. The branches are leased under agreements that may be renewed for various periods. In addition, OIA operates from leased offices located in Goshen, New York. At March 31, 2026 and December 31, 2025, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $15.6 million and $15.5 million, respectively.

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

Considering the impact of the FRB’s rate policy during 2025 and current 2026 economic conditions, it is possible that interest rates may be revised during the current year. Although our asset sensitivity remains relatively neutral, this movement could have a significant impact on our net interest income.

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

Competition. The industry and businesses in which we operate are highly competitive. We may see increased competition in different areas including interest rates, underwriting standards and product offerings and structure. While we seek to maintain an appropriate return on our investments, we anticipate that we will experience continued pressure on our net interest margin as we operate in this competitive environment.

Economic Conditions. Our business and financial performance are affected by economic conditions generally in the United States and more directly in the market of the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey where we primarily operate. The significant economic factors that are most relevant and impactful to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. The methodology, assumptions, and governance of this CECL model have been codified in a policy document that was most recently reviewed and approved by the Company’s Audit & Risk Committee during the fourth quarter of 2025. While there were no fundamental changes to the CECL model during the quarter, management evaluated certain probability of default assumptions as well as the loss driver analysis. This evaluation resulted in adjustment of certain assumptions but were not considered significant changes to the model. Accordingly, management believes there were no significant changes to the critical accounting estimates during the three months ended March 31, 2026, and as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026. A summary of our accounting policies, including the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

			Change
			March 31, 2026
			vs.
	As of March 31,	As of December 31,	December 31, 2025
	2026	2025	Amount ($)	Percentage (%)

	(Dollars in thousands)
Assets	$2,705,620	$2,659,377	$46,243	1.7%
Cash and due from banks	257,538	204,232	53,306	26.1%
Loans, net	1,924,119	1,921,949	2,170	0.1%
Investment securities, available for sale	407,510	419,406	(11,896)	(2.8)%
Deposits	2,349,723	2,310,373	39,350	1.7%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	24,579	24,555	24	0.1%
Stockholders’ Equity	291,664	284,364	7,300	2.6%

Assets. Our total assets were $2.7 billion at March 31, 2026, an increase of $46.2 million, or 1.7%, from December 31, 2025. The increase was primarily driven by increases of $53.3 million in cash and due from banks and $2.2 million in loans, while investment securities, available for sale, decreased by $11.9 million during the three months ended March 31, 2026.

Cash and due from banks. Cash and due from banks increased $53.3 million, or 26.1%, to $257.5 million at March 31, 2026, from $204.2 million at December 31, 2025. The increase was mainly the result of management’s focus on deposit growth during the three months ended March 31, 2026 combined with repayments of loans during the quarter which led to higher levels of liquidity.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31,		At December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$230,972	11.83%	$249,633	12.80%
Commercial real estate	1,480,805	75.86%	1,480,062	75.89%
Commercial real estate construction	106,868	5.48%	99,262	5.09%
Residential real estate	65,846	3.37%	65,290	3.35%
Home equity	26,894	1.38%	22,618	1.16%
Consumer	40,578	2.08%	33,419	1.71%
Total loans	1,951,963	100.00%	1,950,284	100.00%
Allowance for credit losses	(27,844)		(28,335)
Total loans, net	$1,924,119		$1,921,949

Net loans increased $2.2 million, or 0.1%, and remained relatively level at approximately $2.0 billion at March 31, 2026 and December 31, 2025. The slight increase included growth within the CRE construction category, home equity segment, and consumer sector offset by a decrease in commercial and industrial loans. Commercial real estate construction loans increased by $7.6 million, or 7.7%, to $106.9 million at March 31, 2026 from $99.3 million at December 31, 2025. Home equity loans increased $4.3 million, or 18.9%, reaching $26.9 million at March 31, 2026 from $22.6 million at December 31, 2025. Consumer loans grew $7.2 million, or 21.4%, to $40.6 million at March 31, 2026 from $33.4 million at December 31, 2025. Commercial and industrial loans decreased $18.7 million, or 7.5%, to $231.0 million at March 31, 2026 from $249.6 million at December 31, 2025. Commercial real estate and residential real estate loans remained level between March 31, 2026 and December 31, 2025. The overall diversification within the commercial real estate portfolio continues to provide stability while we remained focused on loan originations to new and existing customers during the three months ended March 31, 2026 as well as our continued commitment to geographic expansion in our market area.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $26.1 million at March 31, 2026 as compared to $11.1 million at December 31, 2025.

	At March 31,	At December 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$2,250	$1,577
Commercial real estate	22,998	8,690
Commercial real estate construction	—	—
Residential real estate	—	1
Home equity	833	844
Consumer	—	—
Total non-accrual loans	26,081	11,112
Accruing loans 90 days or more past due:
Commercial and industrial	4	18
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	4	18
Total non-performing loans	26,085	11,130
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$26,085	$11,130
Ratios:
Total non-performing loans to total loans	1.34%	0.57%
Total non-performing loans to total assets	0.96%	0.42%
Total non-performing assets to total assets	0.96%	0.42%

Non-performing loans at March 31, 2026 totaled $26.1 million and consisted of $23.0 million related to commercial real estate loans, $2.3 million associated with commercial and industrial loans, and $833 thousand of home equity loans. Although there was an increase in the commercial and industrial segment of the portfolio, the level of non-performing loans was still mainly related to the commercial real estate portfolio. The commercial real estate non-performing loans were mainly the result of payment disruption and non-accrual classification during the quarter for a $14.3 million participation related to a senior living facility and the continued non-performance of a non-accrual commercial real estate office space loan participation which was classified as non-accrual during the second quarter of 2024. The office space loan remained at $6.0 million as of March 31, 2026. The other loans designated as non-accrual were based upon individual analysis and payment performance. We had no other real estate owned at March 31, 2026 and December 31, 2025.

Led by the increase in non-accrual loans, non-performing assets increased $15.0 million, or 134.4%, to $26.1 million, or 0.96% of total assets, at March 31, 2026 from $11.1 million, or 0.42% of total assets, at December 31, 2025. Management continues to focus on credit quality and attention to assets with potential concerns.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the three months ended March 31, 2026.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At March 31,	At December 31,
	2026	2025

	(Dollars in thousands)
Classification of Assets:
Substandard	$80,889	$73,706
Doubtful	—	—
Loss	—	—
Total Classified Assets	$80,889	$73,706
Special Mention	$47,186	$58,422

On the basis of management’s review of our assets, we have classified $80.9 million of our assets at March 31, 2026 as substandard compared to $73.7 million at December 31, 2025, with the increase due to a combination of risk ratings resulting from certain trends, including delinquencies within the loan portfolio, and the sale or chargeoff of certain loans. There were no doubtful assets as of March 31, 2026 and December 31, 2025. We designated $47.2 million of our assets at March 31, 2026 as special mention compared to $58.4 million designated as special mention at December 31, 2025.

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

As presented below, the allowance for credit losses increased by $1.4 million, or 5.6%, to $27.8 million, or 1.43% of total loans at March 31, 2026, from $26.4 million, or 1.42% of total loans at March 31, 2025. The increase in the allowance was primarily due to loan growth of the overall portfolio during 2025 and the first quarter of 2026. The three months ended March 31, 2026 also included net recoveries of approximately $2.0 thousand.

	At or for the Three Months Ended
	March 31,
	2026	2025

	(Dollars in thousands)
Balance at beginning of year	$28,335	$26,077
Charge-offs:
Commercial and industrial	24	6
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	1	—
Total charge-offs	25	6
Recoveries:
Commercial and industrial	7	16
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	20	23
Total recoveries	27	39
Net recoveries	(2)	(33)
Provision (credit) for credit losses	(493)	263
Balance at end of period	$27,844	$26,373
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for credit losses to non-performing loans at end of period	106.74%	425.03%
Allowance for credit losses to total loans at end of period	1.43%	1.42%

For the three months ended March 31, 2026, the commercial and industrial segment of the loan portfolio had a net charge-off amount of $17 thousand, or a net charge-off ratio of 0.74%. The consumer loan portfolio experienced net recoveries during the quarter of approximately $19 thousand related to collection of certain loans. For the three months ended March 31, 2026 and 2025, respectively, no other category of loans had a net charge-off ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At March 31, 2026		At December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$66,360	$60,196	$67,611	$61,570
Mortgage-backed securities	279,975	242,249	287,128	251,825
Corporate securities	26,001	24,197	25,001	23,276
Obligations of states and political subdivisions	91,610	80,868	92,357	82,735
Total	$463,946	$407,510	$472,097	$419,406

Available for sale securities decreased $11.9 million, or 2.8%, to $407.5 million at March, 31, 2026 due mainly to limited purchases combined with continued declines for all investment categories, except corporate securities, due to normal amortization and cash flow during the three month period ended March 31, 2026.

We did not have held-to-maturity securities at March 31, 2026 and December 31, 2025.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At March 31, 2026			At December 31, 2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$727,337	30.95%	—%	$725,656	31.41%	—%
Interest bearing demand deposits	473,030	20.13%	0.52%	419,604	18.16%	0.72%
Money market deposits	276,997	11.79%	1.34%	646,688	27.99%	1.86%
Savings deposits	806,446	34.32%	1.88%	359,415	15.56%	1.45%
Certificates of deposit	65,913	2.81%	2.74%	159,010	6.88%	3.46%
Total	$2,349,723	100.00%	0.99%	$2,310,373	100.00%	1.12%

Total deposits increased $39.4 million, or 1.7%, to $2.4 billion at March 31, 2026 from $2.3 billion at December 31, 2025 driven by continued deposit growth focused on commercial transaction accounts during the first quarter of 2026. This growth allows for continued stability and strength of liquidity levels for the Bank. Non-interest-bearing demand deposits increased $1.7 million due to normal business activity and continued focus on transactional accounts during the first three months of 2026. Interest bearing demand deposits experienced a $53.4 million, or 12.7%, increase while money market deposits decreased $369.7 million, and savings deposits increased by $447.0 million during the first three months of 2026 primarily related to our continued strategic focus on business account activity and a shift in certain customer accounts from money market accounts to savings accounts during the quarter. At March 31, 2026, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.3 billion, or 97.2% of our total deposits. Certificates of deposit decreased by $93.1 million, or 58.6%, mainly from non-renewals of brokered deposits during the three months ended March 31, 2026. We held approximately $30.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at March 31, 2026 as compared to $125.0 million at December 31, 2025. This decrease represents a continued strategic initiative to reduce short term brokered deposits as a result of increased core deposits and allow for replacement of maturing brokered deposits with transactional customer deposits with lower interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $128.8 million at March 31, 2026 and the CDARS and ICS deposits totaled $101.8 million at December 31, 2025. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 49% of total deposits as of March 31, 2026 and 46% of total deposits as of December 31, 2025.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $10.0 million at March 31, 2026 and December 31, 2025 as deposit growth exceeded loan growth during the period. This level balance represents the continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding. We have the unused capacity to borrow an additional $563.3 million from the Federal Home Loan Bank of New York as of March 31, 2026.

In September 2025, we issued $25.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2025 Notes”) to certain institutional investors. The 2025 Notes are non-callable for five years, have a stated maturity of September 30, 2035, and bear interest at a fixed rate of 6.50% per year until September 30, 2030. From September 30, 2030 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 320.5 basis points, payable quarterly in arrears. A portion of these notes was used to redeem the September 2020 subordinated notes.

Stockholders’ Equity

Stockholders’ equity increased $7.3 million, or 2.6%, to $291.7 million at March 31, 2026 from $284.4 million at December 31, 2025. The increase was due to the combination of $11.3 million in net income offset by an increase in unrealized losses of approximately $2.8 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive income (loss) (“AOCI”), net of taxes during the first three months of 2026 and the impact of dividends paid during the period.

Average Balance Sheets and Related Yields and Rates

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three month periods ended March 31, 2026 and 2025. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.7 million and $4.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,955,448	$29,790	6.18%	$1,830,080	$27,314	6.05%
Investment securities available for sale	417,179	2,891	2.81%	441,776	3,123	2.87%
Cash and due from banks and other	190,504	1,644	3.50%	146,657	1,353	3.74%
Restricted stock	5,917	94	6.44%	7,979	117	5.95%
Total interest-earning assets	2,569,048	34,419	5.43%	2,426,492	31,907	5.33%
Noninterest-earning assets	111,195			101,960
Total assets	$2,680,243			$2,528,452
Interest-bearing liabilities:
Interest-bearing demand deposits	$475,293	$777	0.66%	$357,057	$403	0.46%
Money market deposits	495,616	2,009	1.64%	685,827	3,634	2.15%
Savings deposits	535,617	2,494	1.89%	269,019	857	1.29%
Certificates of deposit	88,175	710	3.27%	222,992	2,224	4.04%
Total interest-bearing deposits	1,594,701	5,990	1.52%	1,534,895	7,118	1.88%
FHLB Advances and other borrowings	10,000	98	3.97%	85,011	931	4.44%
Subordinated notes	24,564	430	7.10%	19,597	230	4.76%
Total interest-bearing liabilities	1,629,265	6,518	1.62%	1,639,503	8,279	2.05%
Noninterest-bearing demand deposits	727,902			667,564
Other noninterest-bearing liabilities	32,815			29,907
Total liabilities	2,389,982			2,336,974
Total stockholders’ equity	290,261			191,478
Total liabilities and stockholders’ equity	$2,680,243			$2,528,452
Net interest income		$27,901			$23,628
Net interest rate spread(2)			3.81%			3.28%
Net interest-earning assets(3)	$939,783			$786,989
Net interest margin(4)			4.40%			3.95%
Average interest-earning assets to interest-bearing liabilities			157.7%			148.0%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2026 vs. 2025
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,909	$567	$2,476
Investment securities available for sale	(170)	(62)	(232)
Cash and due from banks	378	(87)	291
Other	(33)	10	(23)
Total interest-earning assets	2,084	428	2,512
Interest-bearing liabilities:
Interest-bearing demand deposits	193	181	374
Money market deposits	(771)	(854)	(1,625)
Savings deposits	1,241	396	1,637
Certificates of deposit	(1,086)	(428)	(1,514)
Total interest-bearing deposits	(423)	(705)	(1,128)

Federal Home Loan Bank advances	(734)	(99)	(833)
Subordinated notes	87	113	200
Total interest-bearing liabilities	(1,070)	(691)	(1,761)
Change in net interest income	$3,154	$1,119	$4,273

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Summary Income Statements. The following table sets forth the income summary for the periods indicated:

	Three Months Ended March 31,
			Change
	2026	2025	Amount ($)	Percentage %

	(Dollars in thousands)
Interest income	$34,419	$31,907	$2,512	7.9%
Interest expense	6,518	8,279	(1,761)	(21.3)%
Net interest income	27,901	23,628	4,273	18.1%
Provision (credit) for credit losses	(436)	202	(638)	(315.8)%
Noninterest income	4,177	4,356	(179)	(4.1)%
Noninterest expense	17,924	16,494	1,430	8.7%
Provision for income taxes	3,306	2,584	722	27.9%
Net income	11,284	8,704	2,580	29.6%

General. Net income increased $2.6 million, or 29.6%, to $11.3 million for the three months ended March 31, 2026 from $8.7 million for the three months ended March 31, 2025. The increase was driven primarily by an increase of $4.3 million related to net interest income growth and a reduction in provision for credit losses of $638 thousand partially offset by an increase in noninterest expense of $1.4 million as well as a reduction in noninterest income of $179 thousand during the first quarter of 2026 as compared to the same quarter in 2025.

Interest Income. Interest income increased $2.5 million, or 7.9%, to $34.4 million for the three months ended March 31, 2026 from $31.9 million for the three months ended March 31, 2025. This increase was driven by a $142.6 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans grew $125.4 million, or 6.9%, between the three months ended March 31, 2026 and March 31, 2025. During the current period, the average yield of interest-earning assets increased by 10 basis points from 5.33% for the three months ended March 31, 2025 to 5.43% for the three months ended March 31, 2026 as a result primarily of increased yields and fees associated with loans originated in 2025 and the early part of 2026.

Interest income on loans increased by $2.5 million, or 9.1%, to $29.8 million during the three months ended March 31, 2026 from $27.3 million during the three months ended March 31, 2025. The increase in interest income on loans was primarily due to the increase in the average balance of loans combined with higher yields during the current period. The average balance of these loans increased by $125.4 million, or 6.9%, to $2.0 billion for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in the average balance of loans was due to growth in commercial real estate construction loan balances as well as growth in our home equity loan portfolio. The average yield on loans increased by 13 basis points to 6.18% for the three months ended March 31, 2026 from 6.05% for the three months ended March 31, 2025 as a result of focused loan pricing during 2025 and the first quarter of 2026.

Interest income on securities decreased by $232 thousand to $2.9 million during the three months ended March 31, 2026 from $3.1 million during the three months ended March 31, 2025. The decrease in interest income on securities was driven primarily by a decrease in the average balance of securities outstanding during the current period due to certain maturities and securities sales. The average balance of securities decreased by $24.6 million, or 5.6%, to $417.2 million for the three months ended March 31, 2026 compared to $441.8 million for the three months ended March 31, 2025. The average yield on investment securities decreased by six basis points overall to 2.81% for the three months ended March 31, 2026 from 2.87% for the three months ended March 31, 2025. The decrease in the average yield reflected the continued maturity of investments coupled with the effect of lower yields.

Interest Expense. Interest expense decreased $1.8 million, or 21.3%, to $6.5 million for the three months ended March 31, 2026 from $8.3 million for the three months ended March 31, 2025. The decreased interest expense was primarily due to the continued reduction of interest costs associated with lower FHLB advances and borrowings as well as reduced higher cost brokered deposits due to increased customer deposit levels during the quarter. The average rate paid on interest-bearing liabilities decreased forty-three basis points to 1.62% during the three months ended March 31, 2026 as compared to 2.05% for the three month period ended March 31, 2025. The average balance of interest-bearing liabilities decreased by $10.2 million, or 0.6%, exceeding $1.6 billion for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Interest expense on interest-bearing deposits decreased by $1.1 million to $6.0 million for the three months ended March 31, 2026 from $7.1 million for the three months ended March 31, 2025. The decrease in interest expense on interest-bearing deposits was due mainly to a decrease in the average rate on interest-bearing deposits during the current period. The average balance of interest-bearing deposits increased by $59.8 million, or 3.9%, to $1.6 billion for the three months ended March 31, 2026 as compared to $1.5 billion for the three months ended March 31, 2025 as a result of the increases in the average balances of total core deposits which excludes certificates of deposit, which included lower levels of brokered deposits at higher rates. The average cost of interest-bearing deposits decreased thirty-six basis points to 1.52% during the three months ended March 31, 2026 as compared to 1.88% for the three months ended March 31, 2025 as a result of the lower interest rate environment.

We also recorded interest expense of $430 thousand during the three months ended March 31, 2026 related to subordinated debt as compared to $230 thousand in interest expense for the three months ended March 31, 2025. The increase is related to the issuance in September 2025 of $25.0 million in outstanding subordinated notes.

The interest expense related to borrowings in the first quarter of 2026 decreased to $98 thousand at an average cost of 3.97% as compared to interest expense of $931 thousand at an average cost of 4.44% for the same period in 2025. The first quarter 2026 average FHLB and other borrowings decreased to $10.0 million compared to $85.0 million of average FHLB and other borrowings in the same quarter of 2025. The decrease in average borrowings was the direct result of paydowns driven by increased deposits during the current period. Management was able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce related interest costs.

Net Interest Income. Net interest income increased $4.3 million, or 18.1%, to $27.9 million for the three months ended March 31, 2026 from $23.6 million for the three months ended March 31, 2025 due to the increase in income from average interest earning assets and the reduction of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 53 basis points to 3.81% for the three months ended March 31, 2026 from 3.28% for the three months ended March 31, 2025, reflecting a 10 basis points increase in the average yield on interest-earning assets combined with a 43 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin rose by forty-five basis points to 4.40% for the three months ended March 31, 2026 from 3.95% for the three months ended March 31, 2025 due to the lower interest rate environment for short term funding, the impact of managed funding and deposit cost, and increased yields on the lending portfolio during the current period.

Provision for Credit Losses. The Company recognized a net recovery of $436 thousand in the provision for credit losses during the three months ended March 31, 2026, compared to a provision of $202 thousand for the three months ended March 31, 2025. The decreased provision for the three months ended March 31, 2026 as compared to the same period in 2025 reflected slower loan growth during the first quarter of 2026 combined with the effect of lower levels of reserves associated with certain types of loans closed during 2026. The allowance for credit losses to total loans was 1.43% as of March 31, 2026, a decrease of two basis points, or 1.4%, versus 1.45% as of December 31, 2025.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent

Service charges on deposit accounts	$355	$290	$65	22.4%
Trust income	1,727	1,674	53	3.2%
Investment advisory income	1,542	1,766	(224)	(12.7)%
Earnings on bank owned life insurance	192	259	(67)	(25.9)%
Other	361	367	(6)	(1.6)%
Total noninterest income	$4,177	$4,356	$(179)	(4.1)%

Noninterest income decreased by $179 thousand, or 4.1%, reaching $4.2 million for the three months ended March 31, 2026 as compared to $4.4 million for the three months ended March 31, 2025. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced a decrease and represented a 5.0% decrease quarter-over-quarter, to $3.3 million for the first quarter of 2026 as compared to $3.4 million for the first quarter of 2025 as a result of an overall net decrease in assets-under-management. During the same period, assets-under-management decreased to $1.6 billion at March 31, 2026 from $1.7 billion at March 31, 2025.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries	$7,409	$6,905	$504	7.3%
Employee benefits	3,102	2,450	652	26.6%
Occupancy expense	1,336	1,277	59	4.6%
Professional fees	1,465	1,347	118	8.8%
Directors’ fees and expenses	622	306	316	103.3%
Computer software expense	1,879	1,982	(103)	(5.2)%
FDIC assessment	330	330	—	—%
Advertising expenses	425	389	36	9.3%
Advisor expenses related to trust income	24	22	2	9.1%
Telephone expenses	264	207	57	27.5%
Intangible amortization	71	71	—	—%
Other	997	1,208	(211)	(17.5)%
Total noninterest expense	$17,924	$16,494	$1,430	8.7%

Non-interest expense was $17.9 million for the first quarter of 2026, reflecting an increase of approximately $1.4 million, or 8.7%, as compared to $16.5 million for the same period in 2025. The increase in non-interest expense for the current three month period was due primarily to continued investment in overall Company growth, including salaries and benefits, professional fees, and advertising expense. Our efficiency ratio improved to 55.9% for the three months ended March 31, 2026, from 58.9% for the same period in 2025.

Provision for Income Tax. Our provision for income taxes for the three months ended March 31, 2026 was $3.3 million, compared to $2.6 million for the same period in 2025. The increase was directly related to provisions associated with higher levels of pre-tax income as well as the effect of certain tax adjustments for the quarter. Our effective tax rate for the three month period ended March 31, 2026 was 22.7%, as compared to 22.9% for the same period in 2025.

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

The following table presents the statements of income and total assets for our reportable business segments for the periods indicated:

	At or for the Three Months Ended March 31,
	2026			2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$27,901	$—	$27,901	$23,628	$—	$23,628
Noninterest income	908	3,269	4,177	916	3,440	4,356
Provision for credit loss	436	—	436	(202)	—	(202)
Noninterest expenses	(15,721)	(2,203)	(17,924)	(14,132)	(2,362)	(16,494)
Income tax expense	(3,082)	(224)	(3,306)	(2,358)	(226)	(2,584)
Net income	$10,442	$842	$11,284	$7,852	$852	$8,704
Assets under management and/or administration (AUM) (market value)	$—	$1,643,306	$1,643,306	$—	$1,739,869	$1,739,869
Total assets	$2,694,340	$11,280	$2,705,620	$2,550,226	$9,902	$2,560,128

The market value of assets under management and/or administration at March 31, 2026 was $1.6 billion as compared to $1.7 billion at March 31, 2025. This includes assets held at both Orange Bank & Trust Company and OIA at March 31, 2026 and 2025.

Our income related to our wealth management business segment, which we record as noninterest income, decreased $171 thousand or 5.0%, to $3.3 million for the three months ended March 31, 2026 compared to $3.4 million for the three months ended March 31, 2025. The decrease was mainly due to the impact of equity markets combined with lower levels of assets under management.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $159 thousand, or 6.7%, to $2.2 million for the three months ended March 31, 2026 compared to $2.4 million for the three months ended March 31, 2025. The decrease in expenses was primarily due to lower staffing levels during the period associated with the reorganization of the division during 2025.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2026 and December 31, 2025, cash and due from banks totaled $257.5 million and $204.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $407.5 million at March 31, 2026 and $419.4 million at December 31, 2025.

Certificates of deposit due within one year of March 31, 2026 totaled $55.3 million, or 83.9% of total certificates of deposit. The largest concentration of certificates of deposit at March 31, 2026 represented brokered deposits in the amount of $30.0 million for diversified funding purposes.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2026, we had a total of $128.8 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as well as other correspondent banks. At March 31, 2026, we had a total capacity of $660.7 million at the Federal Home Loan Bank of New York, of which $87.4 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At March 31, 2026, we also held $63.0 million of collateral at the Federal Reserve Bank of New York which could be utilized to provide additional funding through the discount window and an additional $168.8 million was held as collateral for availability in borrowings through the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) program. We also maintain additional borrowing capacity of $20.0 million of discretionary lines of credit with correspondent banks at March 31, 2026 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at March 31, 2026. There were no outstanding borrowings with ACBB at March 31, 2026.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $10.2 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively. Net cash from investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $6.1 million for the three months ended March 31, 2026 and net cash used in investing activities was $24.7 million for the three months ended March 31, 2025. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $36.9 million for the three months ended March 31, 2026 and net cash from financing activities was $33.7 million for the three months ended March 31, 2025.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At March 31, 2026 and December 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at March 31, 2026 and December 31, 2025.

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

At March 31, 2026, we had $434.0 million in loan commitments outstanding. We also had $20.2 million in standby letters of credit at March 31, 2026.

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

The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of March 31, 2026.

At March 31, 2026

Change in Interest Rates	Net Interest Income Change	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)

+200	$8,300	7.33%
+100	$4,365	3.86%
—	$—	—%
-100	$(4,792)	(4.23)%
-200	$(9,555)	(8.44)%

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

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of March 31, 2026.

At March 31, 2026
		Estimated Increase (Decrease)
		in EVE

	Estimated
Change in Interest Rates (basis points)	EVE	Amount	Percent
(Dollars in thousands)
+300	$785,160	$69,747	9.75%
+200	$766,154	$50,741	7.09%
+100	$746,047	$30,634	4.28%
—	$715,413	$—	—%
-100	$674,544	$(40,869)	(5.71)%
-200	$620,406	$(95,007)	(13.28)%
-300	$554,790	$(160,623)	(22.45)%

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

The Company monitors its loan portfolio prudently. The Director’s Loan Committee of the Company’s Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Management Loan Committee lending limits. The Management Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Risk Officer, Chief Loan Officer, EVP-Strategic Lending, and the SVP-Commercial Lending, reviews certain loan transactions and implements the Board-approved loan policy.

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2026 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of a non-performing commercial real estate loan participation. This action cites breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requests damages and demands repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. As of March 31, 2026, the litigation is currently in the discovery stage.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2026 none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: May 11, 2026

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)