Form 10-Q
period 2026-06-30
Orange County Bancorp, Inc. /DE/
filed 2026-08-10
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, there were 13,407,963 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$334,925	$204,232
Investment securities – available-for-sale (amortized cost $450,934, net of allowance for credit losses of $0 at June 30, 2026 and $472,097, net of allowance for credit losses of $0 at December 31, 2025)	395,906	419,406
Restricted investment in bank stocks	6,024	5,917
Loans held-for-sale	63,594	—
Loans	1,910,262	1,950,284
Allowance for credit losses	(26,339)	(28,335)
Loans, net	1,883,923	1,921,949
Premises and equipment, net	15,459	15,482
Accrued interest receivable	10,788	10,383
Bank owned life insurance	32,965	32,578
Goodwill	5,359	5,359
Intangible assets	393	535
Other assets	51,035	43,536
TOTAL ASSETS	$2,800,371	$2,659,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$793,908	$725,656
Interest bearing	1,637,283	1,584,717
Total deposits	2,431,191	2,310,373
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	24,603	24,555
Accrued expenses and other liabilities	27,949	30,085
TOTAL LIABILITIES	2,493,743	2,375,013
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 13,415,921 and 13,376,464 issued; 13,407,904 and 13,368,447 outstanding, at June 30, 2026 and December 31, 2025, respectively	3,354	3,344
Surplus	168,162	164,592
Retained Earnings	184,557	164,434
Accumulated other comprehensive income (loss), net of taxes	(49,246)	(47,807)
Treasury stock, at cost; 8,017 shares at June 30, 2026 and December 31, 2025, respectively	(199)	(199)
TOTAL STOCKHOLDERS’ EQUITY	306,628	284,364
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,800,371	$2,659,377

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$29,625	$28,103	$59,415	$55,417
Interest on investment securities:
Taxable	2,447	2,731	4,930	5,395
Tax exempt	499	561	1,001	1,137
Interest on Federal funds sold and other	1,979	1,829	3,623	3,182
TOTAL INTEREST INCOME	34,550	33,224	68,969	65,131
INTEREST EXPENSE
Savings and NOW accounts	5,308	5,256	10,588	10,150
Time deposits	256	2,222	966	4,446
FHLB advances	134	375	232	1,306
Subordinated notes	430	231	860	461
TOTAL INTEREST EXPENSE	6,128	8,084	12,646	16,363
NET INTEREST INCOME	28,422	25,140	56,323	48,768
Provision (credit) for credit losses - loans	(1,014)	2,113	(1,450)	2,315
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	29,436	23,027	57,773	46,453
NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	329	334	684	624
Trust income	1,666	1,573	3,393	3,247
Investment advisory income	1,552	1,823	3,094	3,589
Investment securities gains(losses), net	—	(727)	—	(727)
Earnings on bank owned life insurance	195	234	387	493
Proceeds from bank owned life insurance benefit	—	2,399	—	2,399
Gain on sale of assets	—	1,236	—	1,236
Valuation loss on loans held-for-sale	(4,761)	—	(4,761)	—
Other	412	444	773	811
TOTAL NONINTEREST INCOME (LOSS)	(607)	7,316	3,570	11,672
NONINTEREST EXPENSE
Salaries	7,512	6,813	14,921	13,718
Employee benefits	3,005	2,338	6,107	4,788
Occupancy expense	1,251	1,299	2,587	2,576
Professional fees	1,861	1,666	3,326	3,013
Directors’ fees and expenses	535	319	1,157	625
Computer software expense	1,959	2,117	3,838	4,099
FDIC assessment	160	330	490	660
Advertising expenses	496	481	921	870
Advisor expenses related to trust income	26	22	50	44
Telephone expenses	274	203	538	410
Intangible amortization	72	72	143	143
Other	118	1,094	1,115	2,302
TOTAL NONINTEREST EXPENSE	17,269	16,754	35,193	33,248
Income before income taxes	11,560	13,589	26,150	24,877
Provision (credit) for income taxes	(2,099)	3,128	1,207	5,712
NET INCOME	$13,659	$10,461	$24,943	$19,165

Basic and diluted earnings per share	$1.02	$0.87	$1.87	$1.64
Weighted average shares outstanding	13,381,376	11,994,815	13,366,712	11,665,181

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$13,659	$10,461	$24,943	$19,165
Other comprehensive income:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	1,408	(2,627)	(2,337)	7,055
Reclassification adjustment for (gains)/ losses included in net income	—	727	—	727
Valuation allowance reduction, net, for deferred tax asset in net income	(3,350)	—	(3,350)	—
Income tax benefit (change in deferred tax asset)	(3,499)	—	(3,499)	—
Tax effect	295	(399)	(491)	1,635
Net of tax	1,262	(1,501)	(1,697)	6,147
Defined benefit pension plans:
Net gain arising during the period	164	110	346	220
Tax effect	44	23	82	46
Net of tax	120	87	264	174
Deferred compensation liability:
Unrealized loss	(4)	(4)	(8)	(8)
Tax effect	(1)	(1)	(2)	(2)
Net of tax	(3)	(3)	(6)	(6)
Total other comprehensive (loss)/income	1,379	(1,417)	(1,439)	6,315
Total comprehensive income	$15,038	$9,044	$23,504	$25,480

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2026	$3,354	$165,823	$173,311	$(50,625)	$(199)	$291,664
Net income	—	—	13,659	—	—	13,659
Other comprehensive income, net of taxes	—	—	—	1,379	—	1,379
Cash dividends declared ($0.18 per share)	—	—	(2,413)	—	—	(2,413)
Stock-based compensation (214 shares)	—	(5)	—	—	—	(5)
Reclassification of RSU's from liability to equity	—	2,344	—	—	—	2,344
Balance, June 30, 2026	$3,354	$168,162	$184,557	$(49,246)	$(199)	$306,628

Balance, January 1, 2026	$3,344	$164,592	$164,434	$(47,807)	$(199)	$284,364
Net income	—	—	24,943	—	—	24,943
Other comprehensive loss, net of taxes	—	—	—	(1,439)	—	(1,439)
Cash dividends declared ($0.36 per share)	—	—	(4,820)	—	—	(4,820)
Stock-based compensation (39,457 shares)	10	1,226	—	—	—	1,236
Reclassification of RSU's from liability to equity	—	2,344	—	—	—	2,344
Balance, June 30, 2026	$3,354	$168,162	$184,557	$(49,246)	$(199)	$306,628

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2025	$2,848	$121,546	$137,148	$(60,019)	$(199)	$201,324
Net income	—	—	10,461	—	—	10,461
Other comprehensive income, net of taxes	—	—	—	(1,417)	—	(1,417)
Cash dividends declared ($0.13 per share)	—	—	(1,480)	—	—	(1,480)
Stock-based compensation (680 shares)	—	16	—	—	—	16
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	43,190	—	—	—	43,685
Balance, June 30, 2025	$3,343	$164,752	$146,129	$(61,436)	$(199)	$252,589

Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	19,165	—	—	19,165
Other comprehensive income, net of taxes	—	—	—	6,315	—	6,315
Cash dividends declared ($0.26 per share)	—	—	(2,955)	—	—	(2,955)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (40,185 shares)	6	666	—	—	334	1,006
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	43,190	—	—	—	43,685
Balance, June 30, 2025	$3,343	$164,752	$146,129	$(61,436)	$(199)	$252,589

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$24,943	$19,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1,450)	2,315
Depreciation	836	787
Accretion on loans	(932)	(1,258)
Amortization of intangibles	143	143
Amortization of subordinated notes issuance costs	48	35
Deferred income tax provision (benefit)	(3,350)	—
Investment securities losses	—	727
Stock-based compensation	1,236	1,006
Net amortization of investment premiums	413	446
Earnings on bank owned life insurance	(387)	(493)
Gain on bank owned life insurance proceeds	—	(2,399)
Gain on sale of asset	—	(1,236)
Valuation loss on loans held-for-sale	4,761	—
Net change in:
Accrued interest receivable	(405)	(3,785)
Other assets	(3,245)	(13,940)
Other liabilities	201	(1,627)
Net cash from/(used by) operating activities	22,812	(114)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(1,583)	(2,812)
Proceeds from sale of investment securities available-for-sale	—	13,688
Proceeds from paydowns of investment securities available-for-sale	18,255	19,580
Proceeds from maturities and calls of investment securities available-for-sale	4,077	9,115
Purchase of restricted investment in bank stocks	(2,150)	(24,216)
Proceeds from redemptions of restricted investment in bank stocks	2,043	28,314
Net increase in loans	(27,946)	(100,777)
Purchases of premises and equipment	(813)	(1,227)
Proceeds from sale of premises and equipment	—	2,535
Proceeds from bank owned life insurance	—	9,750
Net cash from/(used by) investing activities	(8,117)	(46,050)
Cash flows from financing activities
Net increase in deposits	120,818	123,364
Net change in FHLB advances, short term	—	(92,500)
Capital raise, net of issuance costs	—	43,685
Cash dividends paid	(4,820)	(2,955)
Purchases of treasury stock	—	(158)
Net cash from/(used by) financing activities	115,998	71,436
Net change in cash and cash equivalents	130,693	25,272
Beginning cash and cash equivalents	204,232	150,334
Ending cash and cash equivalents	$334,925	$175,606

Supplemental cash flow information:
Interest paid	13,128	16,097
Income taxes paid	4,070	4,390
Supplemental noncash disclosures:
Loans transferred to held-for-sale, net of valuation allowance	63,594	—
Liability to equity change for RSU's	2,344	—

See accompanying notes to unaudited condensed consolidated financial statements.

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.7 billion and $1.9 billion at June 30, 2026 and December 31, 2025, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2026, the results of operations, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flow statements for the six months ended June 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

Neither the model calibration employed to update loss drivers, nor the adoption of the scorecard represented a change in accounting principle; but rather a refinement in estimation technique within the existing CECL framework. The updated methodology has been applied consistently in the three and six month periods ended June 30, 2026. The impact of these refinements was not material to the Company’s consolidated financial statements for the three or six month periods ended June 30, 2026.

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

Note 2 — Investment Securities

The amortized cost and fair value of investment securities at June 30, 2026 and December 31, 2025 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale June 30, 2026
U.S. government agencies and treasuries	$63,915	$54	$(6,456)	$—	$57,513
Mortgage-backed securities - residential	195,694	70	(22,447)	—	173,317
Mortgage-backed securities - commercial	76,685	3	(15,625)	—	61,063
Corporate securities	23,500	107	(1,367)	—	22,240
Obligations of states and political subdivisions	91,140	25	(9,392)	—	81,773
Total debt securities	$450,934	$259	$(55,287)	$—	$395,906

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
Available-for-sale December 31, 2025
U.S. government agencies and treasuries	$67,611	$56	$(6,097)	$—	$61,570
Mortgage-backed securities - residential	208,761	153	(20,595)	—	188,319
Mortgage-backed securities - commercial	78,367	70	(14,931)	—	63,506
Corporate securities	25,001	60	(1,785)	—	23,276
Obligations of states and political subdivisions	92,357	44	(9,666)	—	82,735
Total debt securities	$472,097	$383	$(53,074)	$—	$419,406

There were no sales of securities for the three or six months ended June 30, 2026. During three and six months ended June 30, 2025, the Company sold available for sale securities. The following table summarizes proceeds from sales of securities and associated gains and losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Proceeds	$—	$13,688	$—	$13,688

Gross realized gains	$—	$5	$—	$5
Gross realized losses	—	(732)	—	(732)
Net gain/(loss) on sales of securities	—	(727)	—	(727)
Tax provision on realized net gains and loss	—	(153)	—	(153)
Net gain/(loss) on sales of securities, after tax	$—	$(574)	$—	$(574)

The amortized cost and fair value of debt securities as of June 30, 2026 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$7,531	$7,476
Due after one through five years	21,106	19,248
Due after five through ten years	69,260	63,126
Due after ten years	80,658	71,676
	178,555	161,526
Mortgage-backed securities	272,379	234,380
Total debt securities	$450,934	$395,906

Securities pledged at June 30, 2026 and December 31, 2025 had a carrying amount of $287.8 million and $261.1 million and were pledged to secure public deposits.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize those securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by major security types and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale June 30, 2026
U.S. government agencies and treasuries	$—	$—	$53,029	$(6,456)	$53,029	$(6,456)
Mortgage-backed securities - residential	7,421	(23)	158,698	(22,424)	166,119	(22,447)
Mortgage-backed securities - commercial	4,957	(33)	54,888	(15,592)	59,845	(15,625)
Corporate securities	—	—	16,133	(1,367)	16,133	(1,367)
Obligations of states and political subdivisions	5,652	(52)	72,471	(9,340)	78,123	(9,392)
Total debt securities	$18,030	$(108)	$355,219	$(55,179)	$373,249	$(55,287)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale December 31, 2025
U.S. government agencies	$456	$(1)	$56,400	$(6,096)	$56,856	$(6,097)
Mortgage-backed securities - residential	—	—	171,982	(20,595)	171,982	(20,595)
Mortgage-backed securities - commercial	—	—	57,189	(14,931)	57,189	(14,931)
Corporate securities	2,952	(48)	18,264	(1,737)	21,216	(1,785)
Obligations of states and political subdivisions	1,747	(3)	76,825	(9,663)	78,572	(9,666)
Total debt securities	$5,155	$(52)	$380,660	$(53,022)	$385,815	$(53,074)

As of June 30, 2026, the Company’s securities portfolio consisted of 242 securities, 211 of which were in an unrealized loss position. As of December 31, 2025, the Company’s securities portfolio consisted of 246 securities, 213 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management reviewed the collectability of these securities, taking into consideration such factors as financial condition of the issuers, credit ratings when available, reported capital ratios of the issuers, among other pertinent factors. Management also evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities. Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three and six months ended June 30, 2026.  Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $1.8 million at June 30, 2026 and December 31, 2025, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

There was no allowance for credit losses associated with investment securities for the three and six months ended June 30, 2026 and 2025. At June 30, 2026 management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio.  It was determined that ACL-investments was not required.

Note 3 — Loans

Loans at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Commercial and industrial	$239,463	$249,633
Commercial real estate	1,506,536	1,480,062
Commercial real estate construction	99,594	99,262
Residential real estate	21,432	65,290
Home equity	7,009	22,618
Consumer	36,228	33,419
Total Loans	$1,910,262	$1,950,284
Allowance for credit losses	(26,339)	(28,335)
Net Loans	$1,883,923	$1,921,949

During the six months ended June 30, 2026, the Company transferred loans with an aggregate principal balance of $68.4 million from the loan portfolio to loans held-for-sale. At the date of transfer, the loans were recorded as held-for-sale at $63.6 million, net of a valuation allowance of $4.8 million. As of June 30, 2026, the loans held-for-sale portfolio consisted of approximately $44.0 million of residential real estate loans and approximately $19.6 million of home equity loans.

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

The following tables present the activity in the allowance by portfolio segment for each of the three and six months ended June 30, 2026 and 2025: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments) (in thousands).

	Three Months Ended June 30, 2026
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,713	$19,884	$1,104	$1,250	$319	$574	$27,844
Provision for credit losses*	(206)	(174)	74	(378)	(223)	(72)	(979)
Charge-offs	(20)	(535)	—	—	—	—	(555)
Recoveries	24	—	—	—	—	5	29
Ending balance	$4,511	$19,175	$1,178	$872	$96	$507	$26,339

* The provision for credit losses on the income statement also includes approximately $35 associated with off balance sheet ACL.

	Six Months Ended June 30, 2026
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Provision for credit losses*	(378)	(391)	138	(729)	(74)	(38)	(1,472)
Charge-offs	(44)	(535)	—	—	—	(1)	(580)
Recoveries	31	—	—	—	—	25	56
Ending balance	$4,511	$19,175	$1,178	$872	$96	$507	$26,339

* The provision for credit losses on the income statement also includes approximately $22 associated with off balance sheet ACL.

	Three Months Ended June 30, 2025
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,809	$19,295	$992	$1,642	$182	$453	$26,373
Provision for credit losses*	1,400	858	25	(27)	—	(41)	2,215
Charge-offs	(190)	—	—	—	—	(3)	(193)
Recoveries	6	—	—	—	—	7	13
Ending balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408

* The provision for credit losses on the income statement also includes approximately ($102) associated with off balance sheet ACL.

	Six Months Ended June 30, 2025
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	700	926	262	653	126	(188)	2,479
Charge-offs	(197)	—	—	—	—	(3)	(200)
Recoveries	21	—	—	—	—	31	52
Ending balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408

* The provision for credit losses on the income statement also includes approximately ($164) associated with off balance sheet ACL.

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of June 30, 2026 and December 31, 2025 (in thousands):

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
June 30, 2026
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,843	$124	$—	$—	$35	$—	$2,002
collectively evaluated for impairment	2,668	19,051	1,178	872	61	507	24,337
Total ending allowance balance	$4,511	$19,175	$1,178	$872	$96	$507	$26,339
Loans:
Ending balance:
individually evaluated for impairment	$2,764	$48,381	$—	$—	$833	$—	$51,978
collectively evaluated for impairment	236,699	1,458,155	99,594	21,432	6,176	36,228	1,858,284
Total ending loans balance	$239,463	$1,506,536	$99,594	$21,432	$7,009	$36,228	$1,910,262

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,898	$888	$—	$—	$—	$—	$2,786
collectively evaluated for impairment	3,004	19,213	1,040	1,601	170	521	25,549
Total ending allowance balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Loans:
Ending balance:
individually evaluated for impairment	$2,941	$55,429	$—	$1	$844	$—	$59,215
collectively evaluated for impairment	246,692	1,424,633	99,262	65,289	21,774	33,419	1,891,069
Total ending loans balance	$249,633	$1,480,062	$99,262	$65,290	$22,618	$33,419	$1,950,284

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

As of June 30, 2026 the amortized cost basis of individually analyzed loans was $52.0 million, of which $49.2 million were considered collateral dependent. As of December 31, 2025, the amortized cost basis of individually analyzed loans was $59.2 million, of which $56.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2026 and December 31, 2025:

	At June 30, 2026		At December 31, 2025
	Principal Balance	Related Allowance	Principal Balance	Related Allowance

	(In thousands)
Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	47,640	124	54,679	888
Commercial real estate construction	—	—	—	—
Residential real estate (2)	740	—	751	—
Home equity (2)	833	35	844	—
Consumer	—	—	—	—
Total	$49,213	$159	$56,274	$888

(1) Commercial real estate – secured by various types of commercial real estate.

(2) Residential real estate – secured by residential real estate.

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2026 and December 31, 2025.

	Non-Accrual				Loans Past Due
	with No Allowance				Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025

	(In thousands)
Commercial and industrial	$—	$—	$2,388	$1,577	$150	$18
Commercial real estate	15,618	669	15,618	8,690	3,171	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—	1	—	1	—	—
Home equity	798	844	833	844	—	—
Consumer	—	—	—	—	—	—
Total	$16,416	$1,514	$18,839	$11,112	$3,321	$18

As of June 30, 2026, the Company held $18.8 million in non-accrual balances and a related ACL of approximately $1.8 million.  Within the non-accrual balances, $16.4 million of these loans had no ACL associated to them. As of December 31, 2025, the Company had $11.1 million in non-accrual loans and related ACL of approximately $2.3 million. Within the non-accrual balances, $1.5 million of these loans had no ACL associated with them.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy. As of June 30, 2026 the Company had no loans identified with modifications due to financial difficulty.

The following tables present the aging of the amortized cost in past-due loans as of June 30, 2026 and December 31, 2025 by class of loans (In thousands):

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
June 30, 2026
Commercial and industrial	$—	$37	$1,834	$1,871	$237,592
Commercial real estate	87	113	18,789	18,989	1,487,547
Commercial real estate construction	—	—	—	—	99,594
Residential real estate	—	—	—	—	21,432
Home equity	188	223	610	1,021	5,988
Consumer	—	—	—	—	36,228
Total	$275	$373	$21,233	$21,881	$1,888,381

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2025
Commercial and industrial	$744	$77	$1,518	$2,339	$247,294
Commercial real estate	—	—	8,414	8,414	1,471,648
Commercial real estate construction	—	—	—	—	99,262
Residential real estate	—	—	1	1	65,289
Home equity	—	—	616	616	22,002
Consumer	—	—	—	—	33,419
Total	$744	$77	$10,549	$11,370	$1,938,914

As of  June 30, 2026 and December 31, 2025, loans in the process of foreclosure were $6.7 million and $13.7 million respectively, of which none were secured by residential real estate.

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

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at June 30, 2026 and December 31, 2025 and gross charge-offs for the six months ended June 30, 2026 and the year ended December 31, 2025 (In thousands):

								Revolving
							Revolving	Loans to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Commercial and industrial
Pass	$31,329	$33,766	$22,282	$31,093	$32,847	$71,469	$—	$—	$222,786
Special Mention	—	207	—	8	—	2	—	—	217
Substandard	—	290	7,549	206	8,314	101	—	—	16,460
Total Commercial and industrial	31,329	34,263	29,831	31,307	41,161	71,572	—	—	239,463
Current period gross charge-offs	23	—	17	—	—	4	—	—	44

Commercial real estate
Pass	129,437	192,316	128,550	155,260	281,401	526,131	1,414	—	1,414,509
Special Mention	—	—	4,080	8,160	8,339	22,258	—	—	42,837
Substandard	—	—	3,736	375	16,449	28,630	—	—	49,190
Total Commercial real estate	129,437	192,316	136,366	163,795	306,189	577,019	1,414	—	1,506,536
Current period gross charge-offs	—	—	—	—	410	125	—	—	535

Commercial real estate construction
Pass	1,577	45,548	45,122	2,733	4,614	—	—	—	99,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	1,577	45,548	45,122	2,733	4,614	—	—	—	99,594
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	3,654	7,187	9,526	—	857	208	—	—	21,432
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential real estate	3,654	7,187	9,526	—	857	208	—	—	21,432
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	—	—	—	—	—	13	5,047	1,151	6,211
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	798	—	798
Total Home Equity	—	—	—	—	—	13	5,845	1,151	7,009
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	8,865	10,949	46	11,432	—	498	4,438	—	36,228
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	8,865	10,949	46	11,432	—	498	4,438	—	36,228
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Total Loans	$174,862	$290,263	$220,891	$209,267	$352,821	$649,310	$11,697	$1,151	$1,910,262

Total Gross charge-offs	$23	$—	$17	$—	$410	$130	$—	$—	$580

								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial
Pass	$34,656	$30,928	$39,368	$29,142	$31,139	$59,705	$—	$—	$224,938
Special Mention	575	—	4,073	—	3,402	—	—	—	8,050
Substandard	318	7,636	226	8,313	77	75	—	—	16,645
Total Commercial and industrial	35,549	38,564	43,667	37,455	34,618	59,780	—	—	249,633
Current period gross charge-offs	2,694	349	2,804	—	149	26	—	—	6,022

Commercial real estate
Pass	192,543	150,316	157,063	309,593	216,546	345,807	1,572	—	1,373,440
Special Mention	—	4,116	8,255	24,243	786	12,972	—	—	50,372
Substandard	—	3,756	379	3,270	17,446	31,399	—	—	56,250
Total Commercial real estate	192,543	158,188	165,697	337,106	234,778	390,178	1,572	—	1,480,062
Current period gross charge-offs	—	—	—	—	100	—	—	—	100

Commercial real estate construction
Pass	33,376	54,299	1,900	6,687	3,000	—	—	—	99,262
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	33,376	54,299	1,900	6,687	3,000	—	—	—	99,262
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	10,760	5,320	8,897	9,765	6,889	23,658	—	—	65,289
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	—	1
Total Residential real estate	10,760	5,320	8,897	9,765	6,889	23,659	—	—	65,290
Current period gross charge-offs	—	—	—	—	—	16	—	—	16

Home equity
Pass	99	374	44	—	—	39	20,069	1,183	21,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	810	—	810
Total Home Equity	99	374	44	—	—	39	20,879	1,183	22,618
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	6,276	6,597	14,144	—	—	731	5,671	—	33,419
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	6,276	6,597	14,144	—	—	731	5,671	—	33,419
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Total Loans	$278,603	$263,342	$234,349	$391,013	$279,285	$474,387	$28,122	$1,183	$1,950,284

Total Gross charge-offs	$2,694	$349	$2,804	$—	$249	$47	$—	$—	$6,143

Loans and lines of credit to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $13.5 million at June 30, 2026 and December 31, 2025.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
U.S. government agencies and treasuries	$57,513	$—	$57,513	$—
Mortgage-backed securities	234,380	—	234,380	—
Corporate securities	22,240	—	21,014	1,226
Obligations of states and political subdivisions	81,773	—	81,773	—
Total securities available-for-sale	$395,906	$—	$394,680	$1,226

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2026. The Level 3 amount reflects the fair value of certain corporate securities with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
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

The following tables present assets measured at fair value on a non-recurring basis as of dates indicated below (In thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial real estate	$1,600	$—	$—	$1,600
Held-for-sale loans - Home equity, Residential	63,594	—	63,594	—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$8,675	$—	$—	$8,675

The fair value amounts for commercial real estate shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $159 thousand and $887 thousand at June 30, 2026 and December 31, 2025, respectively.

The fair value amounts for home equity and residential loans HFS in the above table were based on quoted bids from prospective buyers and determined the valuation allowance associated with this category.  The total valuation allowance applied against these loans was $4.8 million at June 30, 2026.  No loans were held for sale at December 31, 2025.

The following tables present additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025 (Dollars in thousands):

	Fair Value			Range
June 30, 2026	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate, Home equity	$1,600	Appraisal of collateral (1)	Appraisal and liquidation	20-100%
			adjustments (2)	(28%)

	Fair Value			Range
December 31, 2025	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$8,675	Appraisal of collateral (1)	Appraisal and liquidation	20-44%
			adjustments (2)	(23%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at June 30, 2026 and December 31, 2025 (In thousands):

	June 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$334,925	$334,925	$334,925	$—	$—
Loans held-for-sale	63,594	63,594	—	—	63,594
Loans, net	1,883,923	1,855,351	—	—	1,855,351
Accrued interest receivable	10,788	10,788	—	1,761	9,027
Restricted investment in bank stocks	6,024	NA	—	—	—
Financial liabilities:
Deposits	2,431,191	2,430,559	2,395,174	35,385	—
FHLB advances, long term	10,000	9,972	—	9,972	—
Subordinated notes, net of issuance costs	24,603	24,347	—	24,347	—
Accrued interest payable	564	564	—	564	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$204,232	$204,232	$204,232	$—	$—
Loans, net	1,921,949	1,877,174	—	—	1,877,174
Accrued interest receivable	10,383	10,383	—	1,832	8,551
Restricted investment in bank stocks	5,917	NA	—	—	—
Financial liabilities:
Deposits	2,310,373	2,309,901	2,151,362	158,539	—
FHLB advances, long term	10,000	10,050	—	10,050	—
Subordinated notes, net of issuance costs	24,555	25,065	—	25,065	—
Accrued interest payable	1,046	1,046	—	1,046	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(In thousands)
Non-interest bearing demand accounts	$793,908	$725,656
Interest-bearing demand accounts	490,746	419,604
Money market accounts	255,135	646,688
Savings accounts	855,385	359,415
Certificates of deposit	36,017	159,010
Total deposits	$2,431,191	$2,310,373

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at June 30, 2026 and December 31, 2025 were $11.5 million and $10.5 million, respectively.

Scheduled maturities of time deposits for the next five years as of June 30, 2026, are as follows (In thousands):

2026	$17,237
2027	9,718
2028	7,978
2029	1,084
$36,017

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $12.4 million at June 30, 2026 and December 31, 2025.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit for the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	257	273	514	546
Expected return on plan assets	(490)	(457)	(980)	(915)
Amortization of transition cost	—	—	—	—
Amortization of net loss	51	74	102	148
Net periodic benefit	$(182)	$(110)	$(364)	$(221)

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

For the three months ended June 30, 2026 and 2025, the Company’s recognized stock-based compensation costs were $1.1 million and $560 thousand, respectively. For the six months ended June 30, 2026 and 2025 the Company’s recognized stock-based compensation costs of $2.2 million and $1.0 million, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock units. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 95,452 restricted stock units granted during the three and six months ended June 30, 2026 and 89,621 restricted stock units granted during the three and six months ended June 30, 2025. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

During the six months ended June 30, 2026, the Company reclassified approximately $2.3 million from accrued compensation liabilities into stockholders’ equity. The reclassification did not have a material impact on net income. Following the modification, the awards are no longer subject to periodic fair value remeasurement, and compensation expense will continue to be recognized over the remaining requisite service period.

The following table summarizes the activity of  Restricted Stock Units, or RSUs during the six months ended June 30, 2026:

Restricted Stock Units
Non-vested RSUs at beginning of period	187,456
Granted	95,452
Vested	(72,582)
Forfeited	(1,348)
Non-vested RSUs at end of period	208,978

Note 7 — Accumulated Other Comprehensive Income

The following are changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(44,585)	$(6,124)	$84	$(50,625)
Other comprehensive income/(loss) before reclassification, net	1,262	120	(3)	1,379
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	1,262	120	(3)	1,379
Ending balance	$(43,323)	$(6,004)	$81	$(49,246)

	Six Months Ended June 30, 2026
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(41,626)	$(6,268)	$87	$(47,807)
Other comprehensive income/(loss) before reclassification	(1,697)	264	(6)	(1,439)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(1,697)	264	(6)	(1,439)
Ending balance	$(43,323)	$(6,004)	$81	$(49,246)

	Three Months Ended June 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(52,228)	$(7,887)	$96	$(60,019)
Other comprehensive income/(loss) before reclassification	(2,075)	87	(3)	(1,991)
Less amounts reclassified from accumulated other comprehensive income	574	—	—	574
Net current period other comprehensive income/(loss)	(1,501)	87	(3)	(1,417)
Ending balance	$(53,729)	$(7,800)	$93	$(61,436)

	Six Months Ended June 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification	5,573	174	(6)	5,741
Less amounts reclassified from accumulated other comprehensive income	574	—	—	574
Net current period other comprehensive income/(loss)	6,147	174	(6)	6,315
Ending balance	$(53,729)	$(7,800)	$93	$(61,436)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (In thousands):

	Amount Reclassified from				Affected Line Item in the Statement
	Accumulated Other Comprehensive Income				where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains and losses on available-for-sale securities
Realized loss on securities available-for-sale	$—	$(727)	$—	$(727)	Investment security gains (losses)
Total before tax	—	(727)	—	(727)
Tax effect	—	(153)	—	(153)	Provision for income taxes
Net of tax	—	(574)	—	(574)
Amortization of defined benefit pension items
Transition asset	—	—	—	—	Other expense
Actuarial gains (losses)	—	—	—	—	Other expense
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	—	—	—	—
Total reclassifications for the period, net of tax	$—	$(574)	$—	$(574)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Service charges on deposit accounts
Overdraft fees	$183	$186	$370	$335
Other	146	148	314	289
Trust income	1,666	1,573	3,393	3,247
Investment advisory income	1,552	1,823	3,094	3,589
Investment securities gains (losses)(a)	—	(727)	—	(727)
Earnings on bank owned life insurance(a)	195	234	387	493
Proceeds from bank owned life insurance (a)	—	2,399	—	2,399
Gain on sale of assets(a)	—	1,236	—	1,236
Valuation loss on loans held-for-sale(a)	(4,761)	—	(4,761)	—
Other(b)	412	444	773	811
Total Noninterest Income	$(607)	$7,316	$3,570	$11,672
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $312 and $281 for the three months ended June 30, 2026 and 2025, respectively, and $591 and $552 for the six months ended June 30, 2026 and 2025 that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $100 and $162 for the three months ended June 30, 2026 and 2025, respectively, and $182 and $259 for the six months ended June 30, 2026 and 2025 which are outside the scope of ASC 606.

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

The following tables present the statements of income and total assets for the Company’s reportable segments at or for the three and six months ended June 30, 2026 and 2025:

	At or for the three months ended			At or for the six months ended
	June 30, 2026			June 30, 2026
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(In thousands)
Net interest income	$28,422	$—	$28,422	$56,323	$—	$56,323
Noninterest income	(3,825)	3,218	(607)	(2,917)	6,487	3,570
Provision for credit loss	1,014	—	1,014	1,450	—	1,450
Noninterest expenses
Salaries	(6,373)	(1,139)	(7,512)	(12,833)	(2,088)	(14,921)
Employee benefits	(2,766)	(239)	(3,005)	(5,654)	(453)	(6,107)
Occupancy expense	(1,099)	(152)	(1,251)	(2,293)	(294)	(2,587)
Professional fees	(1,587)	(274)	(1,861)	(2,868)	(458)	(3,326)
Directors' fees and expenses	(515)	(21)	(535)	(1,097)	(60)	(1,157)
Computer software expense	(1,733)	(226)	(1,959)	(3,437)	(401)	(3,838)
FDIC assessment	(160)	—	(160)	(490)	—	(490)
Advertising expenses	(477)	(19)	(496)	(867)	(54)	(921)
Advisor expenses related to trust income	—	(26)	(26)	—	(50)	(50)
Telephone expenses	(262)	(12)	(274)	(511)	(27)	(538)
Intangible amortization	(72)	—	(72)	(143)	—	(143)
Other	69	(187)	(118)	(741)	(374)	(1,115)
Total noninterest expenses	(14,974)	(2,295)	(17,269)	(30,934)	(4,259)	(35,193)
Income tax expense	2,311	(212)	2,099	(695)	(512)	(1,207)
Net income	$12,948	$711	$13,659	$23,227	$1,716	$24,943
Total assets	$2,789,722	$10,649	$2,800,371	$2,789,722	$10,649	$2,800,371

	At or for the three months ended			At or for the six months ended
	June 30, 2025			June 30, 2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(In thousands)
Net interest income	$25,140	$—	$25,140	$48,768	$—	$48,768
Noninterest income	3,920	3,396	7,316	4,836	6,836	11,672
Provision for credit loss	(2,113)	—	(2,113)	(2,315)	—	(2,315)
Noninterest expenses
Salaries	(5,508)	(1,305)	(6,813)	(11,217)	(2,501)	(13,718)
Employee benefits	(2,074)	(264)	(2,338)	(4,256)	(532)	(4,788)
Occupancy expense	(1,143)	(156)	(1,299)	(2,257)	(319)	(2,576)
Professional fees	(1,544)	(122)	(1,666)	(2,715)	(298)	(3,013)
Directors' fees and expenses	(303)	(16)	(319)	(604)	(21)	(625)
Computer software expense	(1,944)	(173)	(2,117)	(3,759)	(340)	(4,099)
FDIC assessment	(330)	—	(330)	(660)	—	(660)
Advertising expenses	(456)	(25)	(481)	(829)	(41)	(870)
Advisor expenses related to trust income	—	(22)	(22)	—	(44)	(44)
Telephone expenses	(190)	(13)	(203)	(384)	(26)	(410)
Intangible amortization	(72)	—	(72)	(143)	—	(143)
Other	(850)	(244)	(1,094)	(1,800)	(502)	(2,302)
Total noninterest expenses	(14,414)	(2,340)	(16,754)	(28,624)	(4,624)	(33,248)
Income tax expense	(2,906)	(222)	(3,128)	(5,247)	(465)	(5,712)
Net income	$9,627	$834	$10,461	$17,418	$1,747	$19,165
Total assets	$2,595,763	$10,500	$2,606,263	$2,595,763	$10,500	$2,606,263

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at June 30, 2026 and at December 31, 2025 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at June 30, 2026 and December 31, 2025 for the Bank.

							To be Well Capitalized
					For Capital Adequacy		under Prompt
			For Capital Adequacy		Purposes with		Corrective Action
	Actual		Purposes		Capital Buffer		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2026
Total capital to risk weighted assets	$385,408	19.20%	$160,551	8.00%	$210,723	10.500%	$200,689	10.00%
Tier 1 (Core) capital to risk weighted assets	360,301	17.95%	120,413	6.00%	170,586	8.500%	160,551	8.00%
Common Tier 1 (CET1) to risk weighted assets	360,301	17.95%	90,310	4.50%	140,482	7.000%	130,448	6.50%
Tier 1 (Core) Capital to average assets	360,301	13.15%	109,575	4.00%	N/A	N/A	136,969	5.00%
December 31, 2025
Total capital to risk weighted assets	$364,506	18.58%	$156,926	8.00%	$193,706	9.875%	$196,158	10.00%
Tier 1 (Core) capital to risk weighted assets	339,939	17.33%	117,695	6.00%	154,474	7.875%	156,926	8.00%
Common Tier 1 (CET1) to risk weighted assets	339,939	17.33%	88,271	4.50%	125,051	6.375%	127,503	6.50%
Tier 1 (Core) Capital to average assets	339,939	12.67%	107,326	4.00%	N/A	N/A	134,158	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Overview

        We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Orange Investment Advisors, formerly known as Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can continue to capitalize on the growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, continue to produce a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and OIA, which combined had $1.7 billion in assets under management at June 30, 2026. As of June 30, 2026, our assets, loans, deposits and stockholders’ equity totaled $2.8 billion, $1.9 billion, $2.4 billion and $306.6 million, respectively.

At June 30, 2026, we operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and three branch offices which are located in Chester, Newburgh and in Montgomery, New York. We lease twelve branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Nanuet, Yonkers, and two Bronx locations, all in New York. The branches are leased under agreements that may be renewed for various periods. In addition, OIA operates from leased offices located in Goshen, New York. At June 30, 2026 and December 31, 2025, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $15.5 million.

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

Noninterest Income. Noninterest income is also a contributor to our net income. Noninterest income consists primarily of our investment advisory income, trust income generated by OIA and our trust department, as well as income generated by our BOLI investment earnings. In addition, noninterest income is also impacted by net gains (losses) on the sale of investment securities and loans, service charges on deposit accounts, and other fee income consisting primarily of debit card fee income, checkbook fees and rebates and safe deposit box rental income.

Noninterest Expense. Noninterest expense includes salaries, employee benefits, occupancy, professional fees, directors’ fees and expenses, computer software expense, federal deposit insurance assessment, advertising expenses, advisor expenses related to trust income and other expenses. In evaluating our level of noninterest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. The methodology, assumptions, and governance of this CECL model have been codified in a policy document that was most recently reviewed and approved by the Company’s Audit & Risk Committee during the fourth quarter of 2025.  While there were no fundamental changes to the CECL model during the quarter, management evaluated certain probability of default assumptions as well as the loss driver analysis.  This evaluation resulted in adjustment of certain assumptions but were not considered significant changes to the model. Accordingly, management believes there were no significant changes to the critical accounting estimates during the three  and six months ended June 30, 2026, and as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026.   A summary of our accounting policies, including the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

	As of		Change
	June 30,	December 31,
	2026	2025	Amount	Percent

	(Dollars in thousands)
Assets	$2,800,371	$2,659,377	$140,994	5.3%
Cash and due from banks	334,925	204,232	130,693	64.0%
Loans, net	1,883,923	1,921,949	(38,026)	(2.0)%
Loans held-for-sale	63,594	—	63,594	100.0%
Investment securities, available for sale	395,906	419,406	(23,500)	(5.6)%
Deposits	2,431,191	2,310,373	120,818	5.2%
FHLB advances, long term	10,000	10,000	—	—%
Subordinated notes, net of issuance costs	24,603	24,555	48	0.2%
Stockholders’ Equity	306,628	284,364	22,264	7.8%

Assets. Our total assets were $2.8 billion at June 30, 2026, an increase of $141.0 million, or 5.3%, from December 31, 2025. The increase was primarily driven by increases of $130.7 million in cash and due from banks and $63.6 million in loans held-for-sale, while loans decreased by $38.0 million and investment securities, available for sale, decreased by $23.5 million during the six months ended June 30, 2026.

Cash and due from banks. Cash and due from banks increased $130.7 million, or 64.0%, to $334.9 million at June 30, 2026, from $204.2 million at December 31, 2025. The increase was mainly the result of management’s focus on deposit growth during the six  months ended June 30, 2026 combined with repayments of loans and paydowns and maturities of securities during the second quarter which led to higher levels of liquidity.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,		At December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$239,463	12.53%	$249,633	12.80%
Commercial real estate	1,506,536	78.86%	1,480,062	75.89%
Commercial real estate construction	99,594	5.22%	99,262	5.09%
Residential real estate	21,432	1.12%	65,290	3.35%
Home equity	7,009	0.37%	22,618	1.16%
Consumer	36,228	1.90%	33,419	1.71%
Total loans	1,910,262	100.00%	1,950,284	100.00%
Allowance for credit losses	(26,339)		(28,335)
Total loans, net	$1,883,923		$1,921,949

Net loans decreased $38.0 million, or 2.0% to $1.9 billion at June 30, 2026 from December 31, 2025. The decrease in loans was primarily due to $68.4 million of loans transferred to loans held-for-sale and a decrease of $10.2 million in commercial and industrial loans. Commercial and industrial loans decreased $10.2 million, or 4.1%, to $239.5 million at June 30, 2026 from $249.6 million at December 31, 2025. The rest of the portfolio experienced growth within the commercial real estate loans, residential real estate loans, equity lines and in the consumer loans sector. Commercial real estate loans increased $26.5 million, or 1.8% and remained relatively level near $1.5 billion at June 30, 2026 and December 31, 2025. Excluding the effect of the $63.6 million transfer to loans held-for-sale,  residential real estate and home equity loans grew organically by a combined $8.9 million. The Company transferred loans with an aggregate principal balance of $68.4 million from the loan portfolio to loans held-for-sale. At the date of transfer, the loans were recorded as held-for-sale at $63.6 million, net of a valuation allowance of $4.8 million. As of June 30, 2026, the loans held-for-sale portfolio consisted of $44.0 million of residential real estate loans and $19.6 million of home equity loans. Consumer loans increased $2.8 million, or 8.4%, to $36.2 million at June 30, 2026 from $33.4 million at December 31, 2025. The overall diversification within the commercial real estate portfolio continues to provide stability while we remained focused on loan originations to new and existing customers during the six months ended June 30, 2026 as well as our continued commitment to geographic expansion in our market area.

During the six months ended June 30, 2026, the trajectory of our loan growth was impacted by unanticipated payoffs aggregating $81.1 million, compared to $28.5 million during the same period last year.

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

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $22.2 million at June 30, 2026 as compared to $11.1 million at December 31, 2025.

	At June 30,	At December 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$2,388	$1,577
Commercial real estate	15,618	8,690
Commercial real estate construction	—	—
Residential real estate	—	1
Home equity	833	844
Consumer	—	—
Total non-accrual loans	18,839	11,112
Accruing loans 90 days or more past due:
Commercial and industrial	150	18
Commercial real estate	3,171	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	3,321	18
Total non-performing loans	22,160	11,130
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$22,160	$11,130
Ratios:
Total non-performing loans to total loans	1.16%	0.57%
Total non-performing loans to total assets	0.79%	0.42%
Total non-performing assets to total assets	0.79%	0.42%

Non-performing loans at June 30, 2026 totaled $22.2 million and consisted of $15.6 million related to commercial real estate loans, $2.4 million associated with commercial and industrial loans, and $833 thousand related to home equity loans. Although there was an increase in the commercial and industrial segment of the portfolio, the level of non-performing loans was still mainly related to the commercial real estate portfolio. The commercial real estate non-performing loans were mainly the result of a $14.2 million commercial real estate participation loan that experienced payment disruption during the six months ended June 30, 2026 due to bankruptcy at the parent company, offset partially by settlement of a previously reported participation loan for an office complex. The settlement reduced non-performing loans by approximately $6.0 million during the second quarter of 2026. Total accruing loans 90 days or more past due represented $3.3 million of loans as of June 30, 2026, compared to $18 thousand at December 31, 2025. The increase in accruing loans 90 days or more past due was related primarily to a commercial real estate participation loan that experienced an administrative delay in the processing of an extension/modification during the six months ended June 30, 2026 due to divorce proceedings, and remains a performing loan and in accrual status at June 30, 2026.

Led by the increase in non-accrual loans and loans 90 days past due, non-performing assets increased $11.0 million, or 99.1%, to $22.2 million, or 0.79% of total assets, at June 30, 2026 from $11.1 million, or 0.42% of total assets, at December 31, 2025. Management continues to focus on credit quality and attention to assets with potential concerns.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the six months ended June 30, 2026.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At June 30,	At December 31,
	2026	2025

	(Dollars in thousands)
Classification of Assets:
Substandard	$66,448	$73,706
Doubtful	—	—
Loss	—	—
Total Classified Assets	$66,448	$73,706
Special Mention	$43,054	$58,422

On the basis of management’s review of our assets, we have classified $66.4 million of our assets at June 30, 2026 as substandard compared to $73.7 million at December 31, 2025, with the decrease due to a combination of risk ratings resulting from certain trends, including delinquencies within the loan portfolio, and the sale or chargeoff of certain loans. There were no doubtful assets as of June 30, 2026 or December 31, 2025. We designated $43.1 million of our assets at June 30, 2026 as special mention compared to $58.4 million designated as special mention at December 31, 2025.

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

As presented below, the allowance for credit losses decreased by $2.1 million, or 7.3%, to $26.3 million, or 1.38% of total loans at June 30, 2026, from $28.4 million, or 1.48% of total loans at June 30, 2025. The decrease in the allowance was due primarily to slower loan growth during 2026 combined with lower reserves associated with the composition of loans closed in 2026 and a $633 thousand reduction related to loans transferred to loans held-for-sale during the first six months of 2026. The six months ended June 30, 2026 also included net chargeoffs of approximately $524 thousand.

	At or for the Six Months Ended
	June 30,
	2026	2025

	(Dollars in thousands)
Balance at beginning of year	$28,335	$26,077
Charge-offs:
Commercial and industrial	44	197
Commercial real estate	535	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	3
Consumer	1	—
Total charge-offs	580	200
Recoveries:
Commercial and industrial	31	21
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	25	31
Total recoveries	56	52
Net charge-offs	524	148
Provision (credit) for credit losses	(1,472)	2,479
Balance at end of period	$26,339	$28,408
Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.03%	—%
Allowance for credit losses to non-performing loans at end of period	118.86%	242.51%
Allowance for credit losses to total loans at end of period	1.38%	1.48%

For the six months ended June 30, 2026, the Company recognized net charge-offs of $524 thousand, or 0.03%. Commercial real estate loans reflected a net charge-offs of $535 thousand associated with the settlement and payoff of certain loans. For the period, the commercial and industrial segment of the loan portfolio recognized a net charge-off amount of $13 thousand, or a net charge-off ratio of 0.03%. The consumer loan portfolio experienced net recoveries during the six month period of approximately $24 thousand related to collection of certain loans. For the six months ended June 30, 2026 and 2025, respectively, no other category of loans had a net charge-off ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At June 30, 2026		At December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale securities:
U.S. government agencies and treasuries	$63,915	$57,513	$67,611	$61,570
Mortgage-backed securities	272,379	234,380	287,128	251,825
Corporate securities	23,500	22,240	25,001	23,276
Obligations of states and political subdivisions	91,140	81,773	92,357	82,735
Total	$450,934	$395,906	$472,097	$419,406

Available for sale securities decreased $23.5 million, or 5.6%, to $395.9 million at June 30, 2026 primarily due to investments repayments and maturities combined with continued decline for all investment categories due to normal amortization and cash flow during the six month period ended June 30, 2026. We did not have held-to-maturity securities at June 30, 2026 or December 31, 2025.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At June 30, 2026			At December 31, 2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$793,908	32.66%	—%	$725,656	31.41%	—%
Interest bearing demand deposits	490,746	20.19%	0.38%	419,604	18.16%	0.72%
Money market deposits	255,135	10.49%	1.34%	646,688	27.99%	1.86%
Savings deposits	855,385	35.18%	1.93%	359,415	15.56%	1.45%
Certificates of deposit	36,017	1.48%	1.88%	159,010	6.88%	3.46%
Total	$2,431,191	100.00%	0.92%	$2,310,373	100.00%	1.12%

Total deposits increased $120.8 million, or 5.2%, to $2.4 billion at June 30, 2026 from $2.3 billion at December 31, 2025 driven by continued deposit growth focused on commercial transaction accounts during the first six months of 2026. This growth allows for continued stability and strength of liquidity levels for the Bank. Non-interest-bearing demand deposits increased $68.3 million due to normal business activity and continued focus on transactional accounts during the first six months of 2026. Interest bearing demand deposits experienced a $71.1 million, or 17.0%, increase while money market deposits decreased $391.6 million, and savings deposits increased by $496.0 million during the first six months of 2026 primarily related to our continued strategic focus on business account activity and a shift in certain customer accounts from money market accounts to savings accounts during the first six month period in 2026. At June 30, 2026, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.4 billion, or 98.5% of our total deposits. Certificates of deposit decreased by $123.0 million, or 77.3%, mainly from non-renewals of brokered deposits during the six months ended June 30, 2026. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at June 30, 2026. We had approximately $125.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2025. This decrease represents a continued strategic initiative to reduce short term brokered deposits as a result of increased core deposits and allow for replacement of maturing brokered deposits with transactional customer deposits with lower interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $144.5 million at June 30, 2026 and the CDARS and ICS deposits totaled $101.8 million at December 31, 2025. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represent approximately 52% of total deposits as of June 30, 2026 and 46% of total deposits as of December 31, 2025.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $10.0 million at June 30, 2026 and December 31, 2025 as deposit growth exceeded loan growth during the period. This level balance represents the continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding. We have the unused capacity to borrow an additional $597.0 million from the Federal Home Loan Bank of New York as of June 30, 2026.

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

Stockholders’ Equity

Stockholders’ equity increased $22.3 million, or 7.8%, to $306.6 million at June 30, 2026 from $284.4 million at December 31, 2025. The increase was due to the combination of $24.9 million in net income, a $3.6 million increase in surplus and a decrease in unrealized gains of approximately $1.4 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive income (loss) (“AOCI”), net of taxes during the first six months of 2026, offset by dividends paid of $4.8 million during the six months ended June 30, 2026. The increase of $3.6 million in surplus was primarily due to a liability-to-equity reclassification of equity awards in the amount of $2.3 million during the six months ended June 30, 2026.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six month periods ended June 30, 2026 and 2025.  No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.7 million and $4.9 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Average deferred loan fees totaled $4.7 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,969,467	$29,625	6.03%	$1,879,758	$28,103	6.00%
Investment securities available for sale	403,523	2,875	2.86%	432,657	3,083	2.86%
Cash and due from banks and other	191,027	1,979	4.16%	167,987	1,829	4.37%
Restricted stock	6,179	71	4.62%	5,773	209	14.52%
Total interest-earning assets	2,570,196	34,550	5.39%	2,486,175	33,224	5.36%
Noninterest-earning assets	119,178			104,019
Total assets	$2,689,374			$2,590,194
Interest-bearing liabilities:
Interest-bearing demand deposits	$442,309	$454	0.41%	$397,476	$489	0.49%
Money market deposits	402,356	1,415	1.41%	702,607	3,721	2.12%
Savings deposits	694,687	3,439	1.99%	301,586	1,046	1.39%
Certificates of deposit	44,518	256	2.31%	221,363	2,222	4.03%
Total interest-bearing deposits	1,583,870	5,564	1.41%	1,623,032	7,478	1.85%
FHLB Advances and other borrowings	13,606	134	3.95%	34,341	375	4.38%
Subordinated notes	24,587	430	7.01%	19,615	231	4.72%
Total interest-bearing liabilities	1,622,063	6,128	1.52%	1,676,988	8,084	1.93%
Noninterest-bearing demand deposits	740,345			670,150
Other noninterest-bearing liabilities	29,423			27,436
Total liabilities	2,391,831			2,374,574
Total stockholders’ equity	297,543			215,620
Total liabilities and stockholders’ equity	$2,689,374			$2,590,194
Net interest income		$28,422			$25,140
Net interest rate spread (3)			3.87%			3.43%
Net interest-earning assets (4)	$948,133			$809,187
Net interest margin (5)			4.44%			4.06%
Average interest-earning assets to interest-bearing liabilities			158.5%			148.3%

(1)	Annualized.
(2)	Includes loans held-for-sale.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,962,496	$59,415	6.11%	$1,855,056	$55,417	6.02%
Investment securities available for sale	410,313	5,766	2.83%	437,191	6,205	2.86%
Cash and due from banks and other	190,767	3,623	3.83%	157,381	3,182	4.08%
Restricted stock	6,049	165	5.50%	6,871	327	9.60%
Total interest-earning assets	2,569,625	68,969	5.41%	2,456,499	65,131	5.35%
Noninterest-earning assets	115,208			102,995
Total assets	$2,684,833			$2,559,494
Interest-bearing liabilities:
Interest-bearing demand deposits	$458,710	$1,231	0.54%	$377,378	$891	0.48%
Money market deposits	448,729	3,424	1.54%	694,263	7,356	2.14%
Savings deposits	615,591	5,933	1.94%	285,393	1,903	1.34%
Certificates of deposit	66,226	966	2.94%	222,173	4,446	4.04%
Total interest-bearing deposits	1,589,256	11,554	1.47%	1,579,207	14,596	1.86%
FHLB Advances and other borrowings	11,813	232	3.96%	59,536	1,306	4.42%
Subordinated notes	24,576	860	7.06%	19,606	461	4.74%
Total interest-bearing liabilities	1,625,645	12,646	1.57%	1,658,349	16,363	1.99%
Noninterest-bearing demand deposits	734,158			668,864
Other noninterest-bearing liabilities	31,108			28,665
Total liabilities	2,390,911			2,355,878
Total stockholders’ equity	293,922			203,616
Total liabilities and stockholders’ equity	$2,684,833			$2,559,494
Net interest income		$56,323			$48,768
Net interest rate spread (3)			3.84%			3.36%
Net interest-earning assets (4)	$943,980			$798,150
Net interest margin (5)			4.42%			4.00%
Average interest-earning assets to interest-bearing liabilities			158.1%			148.1%
(1)	Annualized.
(2)	Includes loans held-for-sale.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,355	$167	$1,522	$3,329	$669	$3,998
Investment securities available for sale	(209)	1	(208)	(377)	(62)	(439)
Cash and due from banks	239	(89)	150	634	(193)	441
Other	5	(143)	(138)	(22)	(140)	(162)
Total interest-earning assets	1,390	(64)	1,326	3,564	274	3,838
Interest-bearing liabilities:
Interest-bearing demand deposits	45	(80)	(35)	219	121	340
Money market deposits	(1,056)	(1,250)	(2,306)	(1,840)	(2,092)	(3,932)
Savings deposits	1,946	447	2,393	3,182	848	4,030
Certificates of deposit	(1,019)	(947)	(1,966)	(2,265)	(1,215)	(3,480)
Total interest-bearing deposits	(84)	(1,830)	(1,914)	(704)	(2,338)	(3,042)

Federal Home Loan Bank advances	(205)	(36)	(241)	(937)	(137)	(1,074)
Subordinated notes	87	112	199	175	224	399
Total interest-bearing liabilities	(202)	(1,754)	(1,956)	(1,466)	(2,251)	(3,717)
Change in net interest income	$1,592	$1,690	$3,282	$5,030	$2,525	$7,555

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Summary Income Statements.

The following table sets forth the income summary for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent

	(Dollars in thousands)
Interest income	$34,550	$33,224	$1,326	4.0%	$68,969	$65,131	$3,838	5.9%
Interest expense	6,128	8,084	(1,956)	(24.2)%	12,646	16,363	(3,717)	(22.7)%
Net interest income	28,422	25,140	3,282	13.1%	56,323	48,768	7,555	15.5%
Provision (credit) for credit losses	(1,014)	2,113	(3,127)	(148.0)%	(1,450)	2,315	(3,765)	(162.6)%
Noninterest income	(607)	7,316	(7,923)	(108.3)%	3,570	11,672	(8,102)	(69.4)%
Noninterest expense	17,269	16,754	515	3.1%	35,193	33,248	1,945	5.8%
Provision for income taxes	(2,099)	3,128	(5,227)	(167.1)%	1,207	5,712	(4,505)	(78.9)%
Net income	13,659	10,461	3,198	30.6%	24,943	19,165	5,778	30.1%

General. Net income increased $3.2 million, or 30.6%, to $13.7 million for the three months ended June 30, 2026 from $10.5 million for the three months ended June 30, 2025. The increase was driven primarily by an increase of $3.3 million related to net interest income growth, a decrease of $5.2 million in provision for income taxes and a decrease of $3.1 million in provision for credit losses on loans, partially offset by a decrease of $7.9 million in noninterest income and an increase of $515 thousand in noninterest expense in the current period. Net income for the six months ended June 30, 2026 was $24.9 million, as compared to $19.2 million for the same period in 2025. The overall increase was driven by $7.6 million of net interest income growth combined with decreased provision for income taxes of $4.5 million and a decreased provision for credit losses on loans of $3.8 million, partially offset by a decrease in noninterest income of $8.1 million and an increase of $1.9 million in noninterest expense during the first six months of 2026 as compared to the same prior year period.

Interest Income. Interest income increased $1.3 million, or 4.0%, to $34.5 million for the three months ended June 30, 2026 from $33.2 million for the three months ended June 30, 2025. This increase was driven by a $84.0 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans grew $89.7 million, or 4.8%, between the three months ended June 30, 2026 and June 30, 2025. During the current period, the average yield of interest-earning assets increased by three basis points from 5.36% for the three months ended June 30, 2025 to 5.39% for the three months ended June 30, 2026 as a result primarily of increased yields and fees associated with loans originated in 2025 and the early part of 2026.

Interest income increased $3.8 million, or 5.9%, for the six months ended June 30, 2026 reaching $68.9 million from $65.1 million for the six months ended June 30, 2025. This increase was driven by a $113.1 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans receivable grew $107.4 million, or 5.8%, between the six months ended June 30, 2026 and June 30, 2025. During the period, the average yield of interest-earning assets increased by six basis points from 5.35% for the six months ended June 30, 2025 to 5.41% for the six months ended June 30, 2026 as a result primarily of increased yields and fees associated with loans originated in 2025 and the early part of 2026.

Interest income on loans increased by $1.5 million, or 5.4%, to $29.6 million during the three months ended June 30, 2026 from $28.1 million during the three months ended June 30, 2025. The increase in interest income on loans was primarily due to the increase in the average balance of loans combined with higher yields during the current period. The average balance of these loans increased by $89.7 million, or 4.8%, to $2.0 billion for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in the average balance of loans was due to growth in multi-family, commercial real estate, home equity lines of credit as well as growth in our consumer installment loan portfolio. The average yield on loans increased by three basis points to 6.03% for the three months ended June 30, 2026 from 6.00% for the three months ended June 30, 2025 as a result of disciplined loan pricing during 2025 and the first quarter of 2026.

For the six months ended June 30, 2026, interest income on loans, increased by $4.0 million, or 7.2%, reaching $59.4 million as compared to $55.4 million for the six months ended June 30, 2025. The increase in interest income on loans represents the impact of growth in average loan balances of $107.4 million between the six months ended June 30, 2026 and June 30, 2025. The increase in average loans outstanding was due to growth in multi-family, commercial real estate and home equity lines. The average yield on loans increased by nine basis points to 6.11% for the six months ended June 30, 2026 from 6.02% for the six months ended June 30, 2025 as a result of disciplined loan pricing during 2026.

Interest income on securities including restricted stock decreased by $346 thousand to $2.9 million during the three months ended June 30, 2026 from $3.3 million during the three months ended June 30, 2025. The decrease in interest income on securities was driven primarily by a decrease in the average balances of securities outstanding during the current period due to investment repayments and certain maturities. The average balance of securities decreased by $28.7 million, or 6.5%, to $409.7 million for the three months ended June 30, 2026 compared to $438.4 million for the three months ended June 30, 2025. The average yield on investment securities decreased by 13 basis points to 2.88% for the three months ended June 30, 2026 from 3.01% for the three months ended June 30, 2025. The decrease in the average yield on investment securities reflected the continued repayments and maturities of higher yielding securities during the three months ended June 30, 2026.

For the six months ended June 30, 2026, interest income on securities including restricted stock decreased by $601 thousand to $5.9 million during the period from $6.5 million during the six months ended June 30, 2025. The decrease in interest income on securities was due to a decrease in the average balances of securities during the current period and a decrease in the average rate paid on such investments. The average balance of securities decreased by $27.7 million, or 6.2%, to $416.4 million for the six months ended June 30, 2026 compared to $444.1 million for the six months ended June 30, 2025, due to investment prepayments and certain securities maturities during the six months ended June 30, 2026. The average yield on investment securities decreased by 10 basis points from 2.97% for the six months ended June 30, 2025 to 2.87% for the six months ended June 30, 2026. The decrease in the average yield on securities was related to the repayments and maturities of higher yielding securities during the first half of 2026.

Interest Expense. Interest expense decreased $2.0 million, or 24.2%, to $6.1 million for the three months ended June 30, 2026 from $8.1 million for the three months ended June 30, 2025. The decreased interest expense was primarily due to the continued reduction of interest costs associated with lower average balances in deposits and FHLB advances, offset by increased interest cost and higher average balances of subordinated notes. The average rate paid on interest-bearing liabilities decreased 41 basis points to 1.52% during the three months ended June 30, 2026 as compared to 1.93% for the three month period ended June 30, 2025. The average balance of interest-bearing liabilities decreased by $54.9 million, or 3.3%, to $1.6 billion for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Interest expense decreased $3.7 million, or 22.7%, to $12.7 million for the six months ended June 30, 2026 from $16.4 million for the six months ended June 30, 2025. The decrease in interest expense reflects the lower interest rate environment combined with the continuing effect of increased core deposits, specifically noninterest-bearing deposits on overall deposit expense with lower funding costs during the period. The average rate paid on interest-bearing liabilities decreased 42 basis points to 1.57% during the six months ended June 30, 2026 as compared to 1.99% for the six month period ended June 30, 2025. The average balance of interest-bearing liabilities decreased by $32.7 million, or 2.0%, to $1.6 billion for the six months ended June 30, 2026 as compared to $1.7 billion for the six months ended June 30, 2025.

Interest expense on interest-bearing deposits decreased by $1.9 million to $5.6 million for the three months ended June 30, 2026 from $7.5 million for the three months ended June 30, 2025. The decrease in interest expense on interest-bearing deposits was due mainly to a decrease in the average rate on interest-bearing deposits during the current period. The average rate of interest-bearing deposits decreased 44 basis points to 1.41% during the three months ended June 30, 2026 as compared to 1.85% for the three months ended June 30, 2025 as a result of the lower interest rate environment. The average balance of interest-bearing deposits decreased by $39.2 million, or 2.4%, to $1.6 billion for the three months ended June 30, 2026 and remained leveled as compared to the three months ended June 30, 2025 as a result of the decreases in the average balances of certificates of deposit, which included lower levels of brokered deposits at higher rates.

Interest expense on interest-bearing deposits decreased by $3.0 million to $11.6 million for the six months ended June 30, 2026 from $14.6 million for the six months ended June 30, 2025. The decrease in interest expense on interest-bearing deposits was due mainly to a decrease in the average rate on interest-bearing deposits during the current period. The average rate of interest-bearing deposits decreased 39 basis points to 1.47% for the six months ended June 30, 2026 as compared to 1.86% for the six months ended June 30, 2025 as a result of the lower interest rate environment. The average balance of interest-bearing deposits increased by $10.1 million, or 0.6%, to $1.6 billion for the six months ended June 30, 2026 and remained leveled as compared to the six months ended June 30, 2025, primarily as a result of the increases in the average balances of interest bearing demand deposits and savings deposit accounts.

We also recorded interest expense of $430 thousand during the three months ended June 30, 2026 related to subordinated debt as compared to $231 thousand in interest expense for the three months ended June 30, 2025. The increase was related to the issuance in September 2025 of $25.0 million in outstanding subordinated notes. In addition, we expensed $860 thousand and $461 thousand in interest expense for the six months ended June 30, 2026 and June 30, 2025, respectively. The increased interest costs represent the debt service required as part of the 2025 subordinated notes.

The interest expense related to FHLB advances in the second quarter of 2026 decreased $241 thousand to $134 thousand at an average cost of 3.95% as compared to interest expense of $375 thousand at an average cost of 4.38% for the same period in 2025. The decrease in FHLB expense in the second quarter of 2026 was primarily due to a decrease of $20.7 million in the average balance of such advances and a decrease in the average cost paid on FHLB advances. The decrease in average FHLB balance was the direct result of Management being able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce related interest costs.

The interest expense related to FHLB advances for the first six months of 2026 decreased $1.1 million to $232 thousand at an average cost of 3.96% as compared to interest expense of $1.3 million at an average cost of 4.42% for the same period in 2025. The decrease in FHLB expense for the first six months of 2026 was primarily due to a decrease of $47.7 million in the average balance of such advances and a decrease in the average cost paid on FHLB advances. The decrease in average FHLB balance was the direct result of Management being able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period.

Net Interest Income.  Net interest income increased $3.3 million, or 13.1%, to $28.4 million for the three months ended June 30, 2026 from $25.1 million for the three months ended June 30, 2025 due to the increase in income from average interest earning assets and the reduction of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 44 basis points to 3.87% for the three months ended June 30, 2026 from 3.43% for the three months ended June 30, 2025, reflecting a three basis points increase in the average yield on interest-earning assets combined with a 41 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin rose by 38 basis points to 4.44% for the three months ended June 30, 2026 from 4.06% for the three months ended June 30, 2025 due to the lower interest rate environment for short term funding, the impact of managed funding and deposit cost, and increased yields on the lending portfolio during the current period.

For the six months ended June 30, 2026, net interest income increased $7.6 million, or 15.5%, to $56.3 million from $48.7 million for the six months ended June 30, 2025 due to an increase in net interest margin combined with increased average interest earning assets for the current period. The net interest margin increased 42 basis points to 4.42% for the six months ended June 30, 2026 from 4.00% for the six months ended June 30, 2025. Net interest rate spread grew by 48 basis points to 3.84% for the six months ended June 30, 2026 from 3.36% for the six months ended June 30, 2025.

Provision for Credit  Losses. The Company recognized a net recovery of $1.0 million in the provision for credit losses during the three months ended June 30, 2026, compared to a provision of $2.1 million for the three months ended June 30, 2025. The decreased provision for the three months ended June 30, 2026 was primarily a result of slower loan growth combined with lower reserves associated with the composition of loans closed during the second quarter of 2026. The allowance for credit losses to total loans was 1.38% as of June 30, 2026, a decrease of seven basis points, or 4.83%, versus 1.45% as of December 31, 2025.

For the six months ended June 30, 2026, the Company recognized a net recovery of $1.5 million in the provision for credit losses as compared to a $2.3 million provision for the six months ended June 30, 2025. The decreased provision for the six months ended June 30, 2026 represented the effect of lower levels of specific reserves associated with certain composition of loans closed during the first half of 2026 as compared to the six months ended June 30, 2025 offset by loan portfolio growth during the current period.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	Percent	2026	2025	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$329	$334	$(5)	(1.5)%	$684	$624	$60	9.6%
Trust income	1,666	1,573	93	5.9%	3,393	3,247	146	4.5%
Investment advisory income	1,552	1,823	(271)	(14.9)%	3,094	3,589	(495)	(13.8)%
Investment securities gains (losses)	—	(727)	727	100.0%	—	(727)	727	100.0%
Earnings on bank owned life insurance	195	234	(39)	(16.7)%	387	493	(106)	(21.5)%
Proceeds from bank owned life insurance benefit	—	2,399	(2,399)	(100.0)%	—	2,399	(2,399)	(100.0)%
Gain on sale of assets	—	1,236	(1,236)	(100.0)%	—	1,236	(1,236)	(100.0)%
Valuation loss on loans held-for-sale	(4,761)	—	(4,761)	(100.0)%	(4,761)	—	(4,761)	(100.0)%
Other	412	444	(32)	(7.2)%	773	811	(38)	(4.7)%
Total noninterest income	$(607)	$7,316	$(7,923)	(108.3)%	$3,570	$11,672	$(8,102)	(69.4)%

Noninterest income decreased by $7.9 million, or 108.3%, to a $607 thousand loss for the three months ended June 30, 2026 as compared to $7.3 million for the three months ended June 30, 2025. The decrease of $7.9 million in noninterest income was largely related to a valuation loss of $4.8 million related to loans classified as held-for-sale during the second quarter of 2026 and the recognition of gain associated with the sale of a branch location of $1.2 million coupled with a Bank Owned Life Insurance gain of $2.4 million related to policy proceeds from a death benefit during the prior year period. Our Wealth Management division revenues, which include our Trust and Asset Management businesses also experienced a decrease in income of $178 thousand and represented a 5.2% decrease quarter-over-quarter, to $3.2 million for the second quarter of 2026 as compared to $3.4 million for the second quarter of 2025 as a result of an overall net decrease in assets-under-management. During the same period, assets-under-management decreased to $1.7 billion at June 30, 2026 from $1.8 billion at June 30, 2025.

For the six months ended June 30, 2026, noninterest income decreased by $8.1 million, or 69.4%, to $3.6 million as compared to $11.7 million for the six months ended June 30, 2025. Our Wealth Management division revenues decreased and represented a 5.1% decrease to $6.5 million for the six month period ended June 30, 2026 from $6.8 million for the six month period ended June 30, 2025 as a result of reduction in assets under management, primarily due to residual effects from last year’s divisional restructuring. The six months ended June 30, 2026 also included the impact associated with a valuation allowance related to loans classified as held-for-sale, and the branch location sale, and the BOLI proceeds, both in the prior year period as described above.

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	Percent	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries	$7,512	$6,813	$699	10.3%	$14,921	$13,718	$1,203	8.8%
Employee benefits	3,005	2,338	667	28.5%	6,107	4,788	1,319	27.5%
Occupancy expense	1,251	1,299	(48)	(3.7)%	2,587	2,576	11	0.4%
Professional fees	1,861	1,666	195	11.7%	3,326	3,013	313	10.4%
Directors’ fees and expenses	535	319	216	67.7%	1,157	625	532	85.1%
Computer software expense	1,959	2,117	(158)	(7.5)%	3,838	4,099	(261)	(6.4)%
FDIC assessment	160	330	(170)	(51.5)%	490	660	(170)	(25.8)%
Advertising expenses	496	481	15	3.1%	921	870	51	5.9%
Advisor expenses related to trust income	26	22	4	18.2%	50	44	6	13.6%
Telephone expenses	274	203	71	35.0%	538	410	128	31.2%
Intangible amortization	72	72	—	—%	143	143	—	—%
Other	118	1,094	(976)	(89.2)%	1,115	2,302	(1,187)	(51.6)%
Total noninterest expense	$17,269	$16,754	$515	3.1%	$35,193	$33,248	$1,945	5.8%

Non-interest expense was $17.3 million for the second quarter of 2026, reflecting an increase of approximately $515 thousand, or 3.1%, as compared to $16.8 million for the same period in 2025. The increase in non-interest expense for the current three month period was due primarily to continued investment in overall Company growth, including salaries and benefits, Director’s fees and expenses, professional fees, and advertising expense. Our efficiency ratio increased to 62.1% for the three months ended June 30, 2026, from 51.6% for the same period in 2025.

Non-interest expense was $35.2 million for the first half of 2026, reflecting an increase of approximately $1.9 million, or 5.8%, as compared to $33.3 million for the same period in 2025. The increase in non-interest expense for the current six month period was also due to continued investment in overall Company growth, primarily, increases in salaries and benefits, occupancy expense and professional fees, partially offset by a decrease in computer software expense. For the six months ended June 30, 2026, our efficiency ratio was 58.8% as compared to 55.0% for the same period in 2025.

Provision for Income Tax. Our provision for income taxes for the three months ended June 30, 2026 reflected a credit of $2.1 million, compared to a provision of $3.1 million for the same period in 2025. The decrease in provision was related to the Company’s reversal of the deferred tax valuation allowance. The reversal was based on the financial strength of the Company and sustained history of profitability which demonstrates the likelihood of realizing the benefits of the deferred tax asset. Our effective tax rate for the three month period ended June 30, 2026 was (18.2%), as compared to 23.0% for the same period in 2025.

For the six months ended June 30, 2026, our provision for income taxes was $1.2 million, as compared to $5.7 million for the six months ended June 30, 2025. The decrease was related to the Company’s reversal of the deferred tax valuation allowance during the current six month period. During the six months ended June 30, 2026, the Company reevaluated the realizability of its deferred tax assets based on positive and negative evidence under ASC 740. The Company concluded that it is now more likely than not that a portion of our deferred tax assets related to net operating loss carryforwards will be realized. This conclusion was driven by significant positive evidence, including three and one-half years of profitable operations and updated multi-year financial projections. Our effective tax rate for the six-month period ended June 30, 2026 was 4.6%, as compared to 23.0% for the same period in 2025.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended June 30,
	2026			2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$28,422	$—	$28,422	$25,140	$—	$25,140
Noninterest income	(3,825)	3,218	(607)	3,920	3,396	7,316
Provision for credit loss	1,014	—	1,014	(2,113)	—	(2,113)
Noninterest expenses	(14,974)	(2,295)	(17,269)	(14,414)	(2,340)	(16,754)
Income tax expense	2,311	(212)	2,099	(2,906)	(222)	(3,128)
Net income	$12,948	$711	$13,659	$9,627	$834	$10,461

	At or for the Six Months Ended June 30,
	2026			2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$56,323	$—	$56,323	$48,768	$—	$48,768
Noninterest income	(2,917)	6,487	3,570	4,836	6,836	11,672
Provision for credit loss	1,450	—	1,450	(2,315)	—	(2,315)
Noninterest expenses	(30,934)	(4,259)	(35,193)	(28,624)	(4,624)	(33,248)
Income tax expense	(695)	(512)	(1,207)	(5,247)	(465)	(5,712)
Net income	$23,227	$1,716	$24,943	$17,418	$1,747	$19,165
Assets under management and/or administration ("AUM") (market value)	$—	$1,673,217	$1,673,217	$—	$1,827,989	$1,827,989
Total assets	$2,789,722	$10,649	$2,800,371	$2,595,763	$10,500	$2,606,263

The market value of assets under management and/or administration was $1.7 billion and $1.8 billion at June 30, 2026 and 2025, respectively. This includes assets held at both Orange Bank & Trust Company and OIA at June 30, 2026 and 2025.

Our income related to our wealth management business segment, which we record as noninterest income, decreased $178 thousand or 5.2%, to $3.2 million for the three months ended June 30, 2026 compared to $3.4 million for the three months ended June 30, 2025. The decrease was mainly due to the impact of equity markets combined with lower levels of assets under management. Our income related to our wealth management business segment decreased $349 thousand, or 5.1%, to $6.5 million for the six months ended June 30, 2026 compared to $6.8 million for the six months ended June 30, 2025. The decrease was the result of a reduction in AUM, primarily due to residual effects from last year's divisional restructuring.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $45 thousand, or 1.9%, to $2.3 million for the three months ended June 30, 2026. The decrease in expenses was primarily due to lower staffing levels during the current period associated with the reorganization of the division during 2025. For the six months ended June 30, 2026, our expenses related to our wealth management business segment decreased $365 thousand, or 7.9%, to $4.3 million for the six months ended June 30, 2026 compared to $4.6 million for the six months ended June 30, 2025. The decrease in expenses was primarily due to lower staffing levels during the current period associated with the reorganization of the division during 2025.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2026 and December 31, 2025, cash and due from banks totaled $334.9 million and $204.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled

$395.9 million at June 30, 2026 and $419.4 million at December 31, 2025.

Certificates of deposit due within one year of June 30, 2026 totaled $25.6 million, or 71.1% of total certificates of deposit. At June 30, 2026, the largest concentration of certificates of deposits was in consumer certificates.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2026, we had a total of $144.5 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as well as other correspondent banks. At June 30, 2026, we had a total capacity of $679.4 million at the Federal Home Loan Bank of New York, of which $72.4 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At June 30, 2026, we also held $61.4 million of collateral at the Federal Reserve Bank of New York which could be utilized to provide additional funding through the discount window and an additional $153.5 million was held as collateral for availability in borrowings through the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) program. We also maintain additional borrowing capacity of $20.0 million of discretionary lines of credit with correspondent banks at June 30, 2026 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at June 30, 2026. There were no outstanding borrowings with ACBB at June 30, 2026.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities was $22.8 million for the six months ended June 30, 2026 and net cash used in operating activities was $114 thousand for the six months ended June 30, 2025. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $8.1 million for the six months ended June 30, 2026 and $46.1 million for the six months ended June 30, 2025, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $116.0 million for the six months ended June 30, 2026 and net cash provided  from  financing activities was $71.4 million for the six months ended June 30, 2025.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At June 30, 2026 and December 31, 2025, the Bank exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at June 30, 2026 and December 31, 2025.

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

At June 30, 2026, we had $458.4 million in loan commitments outstanding. We also had $20.6 million in standby letters of credit at June 30, 2026.

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

The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of June 30, 2026.

	Net Interest	Year 1
	Income Change	Change
Change in Interest Rates (1)	Year 1 Forecast	from Level

	(Dollars in thousands)
+200 Basis Points	$10,515	8.82%
+100 Basis Points	$5,506	4.62%
—	$—	—%
-100 Basis Points	$(5,847)	(4.90)%
-200 Basis Points	$(11,713)	(9.82)%

(1) This analysis assumes an instantaneous and parallel rate shock across the entire yield curve for the scenarios indicated.

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

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of June 30, 2026.

		Estimated
		Increase (Decrease)
		in EVE
	Estimated
Change in Interest Rates	EVE	Amount	Percent

	(Dollars in thousands)
+300 Basis Points	$839,633	$79,849	10.51%
+200 Basis Points	$817,894	$58,110	7.65%
+100 Basis Points	$794,452	$34,668	4.56%
—	$759,784	$—	—%
-100 Basis Points	$713,545	$(46,239)	(6.09)%
-200 Basis Points	$653,486	$(106,298)	(13.99)%
-300 Basis Points	$583,041	$(176,743)	(23.26)%

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2026 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

On October 25, 2024, the Bank filed a civil complaint in the United States District Court for the District of New Jersey against the lead lender, Valley National Bank, of a non-performing commercial real estate loan participation. This action cited breach of contract and other claims related to the participation agreement with the lead lender. The lawsuit requested damages and demanded repurchase by the lead lender of the participated loan amount in accordance with the rights available under the terms of the participation agreement. On May 20, 2026, the parties entered into a confidential settlement agreement resolving all claims asserted in the action.

Item 1A. Risk Factors

There has been no material change to Risk Factors as disclosed in the Company’s 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2026 none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: August 10, 2026

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)