Form 10-Q
period 2026-09-30
Orange County Bancorp, Inc. /DE/
filed 2026-11-09
CIK 1754226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 13,411,153 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$244,571	$204,232
Investment securities – available-for-sale (amortized cost $452,751, net of allowance for credit losses of $0 at September 30, 2026, and $472,097, net of allowance for credit losses of $0 at December 31, 2025)	386,106	419,406
Restricted investment in bank stocks	6,016	5,917
Loans held-for-sale	42,572	—
Loans	1,966,837	1,950,284
Allowance for credit losses	(27,189)	(28,335)
Loans, net	1,939,648	1,921,949
Premises and equipment, net	15,170	15,482
Accrued interest receivable	10,540	10,383
Bank owned life insurance	33,162	32,578
Goodwill	5,359	5,359
Intangible assets	321	535
Other assets	54,282	43,536
TOTAL ASSETS	$2,737,747	$2,659,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$776,773	$725,656
Interest bearing	1,589,567	1,584,717
Total deposits	2,366,340	2,310,373
FHLB advances, long term	10,000	10,000
Subordinated notes, net of issuance costs	24,626	24,555
Accrued expenses and other liabilities	27,785	30,085
TOTAL LIABILITIES	2,428,751	2,375,013
STOCKHOLDERS’ EQUITY
Common stock, $0.25 par value; 30,000,000 shares authorized; 13,419,170 and 13,376,464 issued; 13,411,153 and 13,368,447 outstanding, at September 30, 2026 and December 31, 2025, respectively	3,355	3,344
Surplus	168,808	164,592
Retained Earnings	194,629	164,434
Accumulated other comprehensive income (loss), net of taxes	(57,597)	(47,807)
Treasury stock, at cost; 8,017 shares at September 30, 2026 and December 31, 2025, respectively	(199)	(199)
TOTAL STOCKHOLDERS’ EQUITY	308,996	284,364
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,737,747	$2,659,377

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$31,108	$29,839	$90,523	$85,256
Interest on investment securities:
Taxable	2,393	2,641	7,323	8,036
Tax exempt	492	506	1,493	1,643
Interest on Federal funds sold and other	2,213	1,542	5,836	4,724
TOTAL INTEREST INCOME	36,206	34,528	105,175	99,659
INTEREST EXPENSE
Savings and NOW accounts	5,597	5,496	16,185	15,646
Time deposits	159	852	1,125	5,298
FHLB advances	100	616	332	1,922
Subordinated notes	429	617	1,289	1,078
TOTAL INTEREST EXPENSE	6,285	7,581	18,931	23,944
NET INTEREST INCOME	29,921	26,947	86,244	75,715
Provision (credit) for credit losses - loans	809	3,876	(641)	6,191
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	29,112	23,071	86,885	69,524
NONINTEREST INCOME
Service charges on deposit accounts	359	377	1,043	1,001
Trust income	2,519	1,578	5,912	4,825
Investment advisory income	1,461	1,957	4,555	5,547
Investment securities gains (losses), net	—	159	—	(568)
Earnings on bank owned life insurance	197	190	584	683
Proceeds from bank owned life insurance benefit	—	1,191	—	3,590
Gain on sale of assets	—	—	—	1,236
Valuation allowance on loans held-for-sale	281	—	(4,480)	—
Other	557	1,335	1,330	2,146
TOTAL NONINTEREST INCOME	5,374	6,787	8,944	18,460
NONINTEREST EXPENSE
Salaries	7,003	7,378	21,924	21,096
Employee benefits	2,490	2,419	8,597	7,207
Occupancy expense	1,254	1,280	3,841	3,856
Professional fees	1,608	1,380	4,934	4,393
Directors’ fees and expenses	536	314	1,693	939
Computer software expense	1,998	1,785	5,836	5,884
FDIC assessment	210	330	700	990
Advertising expenses	486	481	1,407	1,351
Advisor expenses related to trust income	30	22	80	66
Telephone expenses	243	220	781	630
Intangible amortization	71	71	214	214
Other	1,302	1,160	2,417	3,463
TOTAL NONINTEREST EXPENSE	17,231	16,840	52,424	50,089
Income before income taxes	17,255	13,018	43,405	37,895
Provision for income taxes	4,769	2,999	5,976	8,711
NET INCOME	$12,486	$10,019	$37,429	$29,184

Basic and diluted earnings per share	$0.93	$0.75	$2.80	$2.39
Weighted average shares outstanding	13,383,550	13,337,890	13,372,387	12,228,878

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$12,486	$10,019	$37,429	$29,184
Other comprehensive income:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	(11,617)	11,806	(13,954)	18,861
Reclassification adjustment for (gains)/losses included in net income	—	(159)	—	568
Valuation allowance reduction, net, for deferred tax asset in net income	—	—	(3,350)	—
Income tax benefit (change in deferred tax asset)	—	—	3,499	—
Tax effect	(3,136)	2,446	(3,627)	4,081
Net of tax	(8,481)	9,201	(10,178)	15,348
Defined benefit pension plans:
Net gain arising during the period	182	110	528	330
Tax effect	49	23	131	69
Net of tax	133	87	397	261
Deferred compensation liability:
Unrealized loss	(4)	(4)	(12)	(12)
Tax effect	(1)	(1)	(3)	(3)
Net of tax	(3)	(3)	(9)	(9)
Total other comprehensive (loss)/income	(8,351)	9,285	(9,790)	15,600
Total comprehensive income	$4,135	$19,304	$27,639	$44,784

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollar amounts in thousands except per share data)

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2026	$3,354	$168,162	$184,557	$(49,246)	$(199)	$306,628
Net income	—	—	12,486	—	—	12,486
Other comprehensive income, net of taxes	—	—	—	(8,351)	—	(8,351)
Cash dividends declared ($0.18 per share)	—	—	(2,414)	—	—	(2,414)
Stock-based compensation (3,249 shares)	1	646	—	—	—	647
Balance, September 30, 2026	$3,355	$168,808	$194,629	$(57,597)	$(199)	$308,996

Balance, January 1, 2026	$3,344	$164,592	$164,434	$(47,807)	$(199)	$284,364
Net income	—	—	37,429	—	—	37,429
Other comprehensive loss, net of taxes	—	—	—	(9,790)	—	(9,790)
Cash dividends declared ($0.54 per share)	—	—	(7,234)	—	—	(7,234)
Stock-based compensation (42,706 shares)	11	1,872	—	—	—	1,883
Reclassification of RSU's from liability to equity	—	2,344	—	—	—	2,344
Balance, September 30, 2026	$3,355	$168,808	$194,629	$(57,597)	$(199)	$308,996

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2025	$3,343	$164,752	$146,129	$(61,436)	$(199)	$252,589
Net income	—	—	10,019	—	—	10,019
Other comprehensive income, net of taxes	—	—	—	9,285	—	9,285
Cash dividends declared ($0.13 per share)	—	—	(1,739)	—	—	(1,739)
Stock-based compensation (3,828 shares)	1	90	—	—	—	91
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	—	(125)	—	—	—	(125)
Balance, September 30, 2025	$3,344	$164,717	$154,409	$(52,151)	$(199)	$270,120

Balance, January 1, 2025	$2,842	$120,896	$129,919	$(67,751)	$(375)	$185,531
Net income	—	—	29,184	—	—	29,184
Other comprehensive income, net of taxes	—	—	—	15,600	—	15,600
Cash dividends declared ($0.39 per share)	—	—	(4,694)	—	—	(4,694)
Treasury stock purchased (5,925 shares)	—	—	—	—	(158)	(158)
Stock-based compensation (44,013 shares)	7	756	—	—	334	1,097
Issuance of common shares for June 2025 capital raise (1,978,494 shares)	495	43,065	—	—	—	43,560
Balance, September 30, 2025	$3,344	$164,717	$154,409	$(52,151)	$(199)	$270,120

See accompanying notes to unaudited condensed consolidated financial statements.

ORANGE COUNTY BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$37,429	$29,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(641)	6,191
Depreciation	1,262	1,163
Accretion on loans	(1,687)	(1,815)
Amortization of intangibles	214	214
Amortization of subordinated notes issuance costs	71	53
Deferred income tax provision (benefit)	(3,350)	—
Charges on redemption of subordinated notes	—	500
Investment securities losses	—	568
Stock-based compensation	1,883	1,097
Net amortization of investment premiums	622	673
Earnings on bank owned life insurance	(584)	(683)
Gain on bank owned life insurance proceeds	—	(3,590)
Gain on sale of asset	—	(1,236)
Proceeds from sale of loans	18,033	—
Valuation loss on loans held-for-sale	4,480	—
Net change in:
Accrued interest receivable	(157)	(3,834)
Other assets	(8,055)	(920)
Other liabilities	(74)	2,522
Net cash from/(used by) operating activities	49,446	30,087
Cash flows from investing activities
Purchases of investment securities available-for-sale	(20,358)	(18,913)
Proceeds from sale of investment securities available-for-sale	—	13,688
Proceeds from paydowns of investment securities available-for-sale	26,857	28,457
Proceeds from maturities and calls of investment securities available-for-sale	12,226	12,101
Purchase of restricted investment in bank stocks	(2,150)	(41,173)
Proceeds from redemptions of restricted investment in bank stocks	2,051	43,973
Net increase in loans	(75,515)	(121,093)
Purchases of premises and equipment	(951)	(1,821)
Proceeds from sale of premises and equipment	—	2,535
Proceeds from bank owned life insurance	—	13,486
Net cash from/(used by) investing activities	(57,840)	(68,760)
Cash flows from financing activities
Net increase in deposits	55,967	125,511
Net change in FHLB advances, short term	—	(91,000)
Redemption of subordinated notes	—	(20,000)
Issuance of subordinated notes, net of issuance costs	—	25,000
Capital raise, net of issuance costs	—	43,560
Cash dividends paid	(7,234)	(4,694)
Purchases of treasury stock	—	(158)
Net cash from/(used by) financing activities	48,733	78,219
Net change in cash and cash equivalents	40,339	39,546
Beginning cash and cash equivalents	204,232	150,334
Ending cash and cash equivalents	$244,571	$189,880

Supplemental cash flow information:
Interest paid	$19,869	$24,019
Income taxes paid	9,495	6,600
Supplemental noncash disclosures:
Lease liabilities arising from obtaining right-of-use assets	232	1,182
Loans transferred to held-for-sale, net of valuation allowance	63,594	—
Liability to equity change for RSU's	2,344	—

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

Assets held by the Company in an agency or fiduciary capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Company. Assets held by the Company in an agency or fiduciary capacity for its customers amounted to $1.6 billion and $1.9 billion at September 30, 2026 and December 31, 2025, respectively.

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 for Orange County Bancorp contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2026, the results of operations, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and cash flow statements for the nine months ended September 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain reclassifications have been made to the financial statements to conform with prior period presentations.

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

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its own risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

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

Note 2 — Investment Securities

The following tables summarize amortized cost and fair value of available-for-sale investment securities at September 30, 2026 and December 31, 2025 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
September 30, 2026
U.S. government agencies and treasuries	$68,843	$69	$(7,660)	$—	$61,252
Mortgage-backed securities - residential	193,664	61	(27,532)	—	166,193
Mortgage-backed securities - commercial	76,813	—	(17,013)	—	59,800
Corporate securities	22,833	61	(734)	—	22,160
Obligations of states and political subdivisions	90,598	19	(13,916)	—	76,701
Total debt securities	$452,751	$210	$(66,855)	$—	$386,106

		Gross	Gross
	Amortized	Unrealized	Unrealized	ACL	Fair
	Cost	Gains	Losses	Adjustment	Value
December 31, 2025
U.S. government agencies and treasuries	$67,611	$56	$(6,097)	$—	$61,570
Mortgage-backed securities - residential	208,761	153	(20,595)	—	188,319
Mortgage-backed securities - commercial	78,367	70	(14,931)	—	63,506
Corporate securities	25,001	60	(1,785)	—	23,276
Obligations of states and political subdivisions	92,357	44	(9,666)	—	82,735
Total debt securities	$472,097	$383	$(53,074)	$—	$419,406

There were no sales of securities for the three or nine months ended September 30, 2026. During three and nine months ended September 30, 2025, the Company sold available for sale securities. The following table summarizes proceeds from sales of securities and associated gains and losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Proceeds	$—	$—	$—	$13,688

Gross realized gains	$—	$159	$—	$164
Gross realized losses	—	—	—	(732)
Net gain/(loss) on sales of securities	—	159	—	(568)
Tax provision on realized net gains and loss	—	33	—	(119)
Net gain/(loss) on sales of securities, after tax	$—	$126	$—	$(449)

The amortized cost and fair value of available-for-sale debt securities as of September 30, 2026 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$9,787	$9,732
Due after one through five years	25,365	23,090
Due after five through ten years	74,758	65,587
Due after ten years	72,364	61,704
	182,274	160,113
Mortgage-backed securities	270,477	225,993
Total debt securities	$452,751	$386,106

Securities pledged at September 30, 2026 and December 31, 2025 had a carrying amount of $297.0 million and $261.1 million, respectively, and were pledged to secure public deposits.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables summarize available-for-sale securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025, aggregated by major security types and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2026
U.S. government agencies and treasuries	$6,144	$(48)	$51,051	$(7,612)	$57,195	$(7,660)
Mortgage-backed securities - residential	13,271	(337)	147,731	(27,195)	161,002	(27,532)
Mortgage-backed securities - commercial	6,868	(180)	52,932	(16,833)	59,800	(17,013)
Corporate securities	8,865	(135)	11,234	(599)	20,099	(734)
Obligations of states and political subdivisions	6,313	(236)	68,029	(13,680)	74,342	(13,916)
Total debt securities	$41,461	$(936)	$330,977	$(65,919)	$372,438	$(66,855)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
U.S. government agencies	$456	$(1)	$56,400	$(6,096)	$56,856	$(6,097)
Mortgage-backed securities - residential	—	—	171,982	(20,595)	171,982	(20,595)
Mortgage-backed securities - commercial	—	—	57,189	(14,931)	57,189	(14,931)
Corporate securities	2,952	(48)	18,264	(1,737)	21,216	(1,785)
Obligations of states and political subdivisions	1,747	(3)	76,825	(9,663)	78,572	(9,666)
Total debt securities	$5,155	$(52)	$380,660	$(53,022)	$385,815	$(53,074)

As of September 30, 2026, the Company’s securities portfolio consisted of 245 securities, 221 of which were in an unrealized loss position. As of December 31, 2025, the Company’s securities portfolio consisted of 246 securities, 213 of which were in an unrealized loss position. Unrealized losses are primarily related to the Company’s mortgage backed securities, U.S. government agency securities, and investments in obligations of states and political subdivisions as discussed below.

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

The Company’s available for sale debt securities portfolio includes U.S. government agencies and treasuries, mortgage-backed securities, corporate bonds, and obligations of states and political subdivisions, as well as other securities. These types of securities may include a risk of future impairment charges as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Management reviewed the collectability of these securities, taking into consideration such factors as financial condition of the issuers, credit ratings when available, reported capital ratios of the issuers, among other pertinent factors. Management also evaluated the credit quality, the ability and intent to hold these securities to maturity, and the impact of interest rates on the respective fair values of the securities. Based on that review and evaluation, it was determined that any change in fair value was temporary and did not result in impairment. Accordingly, no impairment was recognized during the three and nine months ended September 30, 2026. Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $2.1 million  and $1.8 million at September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The Company does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that the Company will not be required to sell any of its securities prior to recovery of their amortized cost basis.

There was no allowance for credit losses associated with investment securities for the three and nine months ended September 30, 2026 and 2025. At September 30, 2026 management evaluated the requirement for an allowance for credit losses associated with the corporate securities portfolio.  It was determined that ACL-investments was not required.

Note 3 — Loans

The following table presents loan categories for the period ended as indicated:

	September 30, 2026	December 31, 2025

	(In thousands)
Commercial and industrial	$243,652	$249,633
Commercial real estate	1,529,625	1,480,062
Commercial real estate construction	114,160	99,262
Residential real estate	22,789	65,290
Home equity	9,558	22,618
Consumer	47,053	33,419
Total Loans	1,966,837	1,950,284
Allowance for credit losses	(27,189)	(28,335)
Net Loans	$1,939,648	$1,921,949

During the nine months ended September 30, 2026, the Company transferred loan balance of $63.6 million from loans to loans held-for-sale, net of valuation allowance of $4.8 million. During the nine months ended September 30, 2026, the Company sold $18.4 million of home equity loans from the loans held-for-sale portfolio. As of September 30, 2026, the loans held-for-sale portfolio consisted of approximately $42.6 million of residential real estate loans, net of valuation allowance of $4.5 million.

Allowance for Credit Losses

The Company maintains a third-party vendor to assist in the CECL calculation and internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. The Company uses Probability of Default (“PD”) and Loss Given Default (“LGD”) with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively evaluated loans. The Company uses a reasonable and supportable period of one year, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

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

Commercial and industrial lending, including lines of credit, is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In many cases, any repossessed collateral for defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

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

The following tables present the activity in the allowance by portfolio segment for each of the three and nine months ended September 30, 2026 and 2025: (Note: The activity presented does not include provisions recorded to support the reserve associated with off balance sheet commitments) (in thousands).

	Three Months Ended September 30, 2026
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,511	$19,175	$1,178	$872	$96	$507	$26,339
Provision for credit losses*	124	(88)	455	(27)	26	175	665
Charge-offs	—	—	—	—	—	—	—
Recoveries	179	—	—	—	—	6	185
Ending balance	$4,814	$19,087	$1,633	$845	$122	$688	$27,189

* The provision for credit losses on the income statement also includes approximately $144 associated with off balance sheet ACL.

	Nine Months Ended September 30, 2026
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Provision for credit losses*	(253)	(479)	593	(756)	(48)	137	(806)
Charge-offs	(45)	(535)	—	—	—	(1)	(581)
Recoveries	210	—	—	—	—	31	241
Ending balance	$4,814	$19,087	$1,633	$845	$122	$688	$27,189

* The provision for credit losses on the income statement also includes approximately $165 associated with off balance sheet ACL.

	Three Months Ended September 30, 2025
	Commercial		Commercial
	And	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$5,025	$20,153	$1,017	$1,615	$182	$416	$28,408
Provision for credit losses*	4,275	(600)	12	(27)	(31)	139	3,768
Charge-offs	(2,992)	—	—	(16)	—	(1)	(3,009)
Recoveries	38	—	76	—	—	6	120
Ending balance	$6,346	$19,553	$1,105	$1,572	$151	$560	$29,287

* The provision for credit losses on the income statement also includes approximately $108 associated with off balance sheet ACL.

	Nine Months Ended September 30, 2025
	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,501	$19,227	$755	$962	$56	$576	$26,077
Provision for credit losses*	4,974	326	274	626	95	(48)	6,247
Charge-offs	(3,189)	—	—	(16)	—	(4)	(3,209)
Recoveries	60	—	76	—	—	36	172
Ending balance	$6,346	$19,553	$1,105	$1,572	$151	$560	$29,287

* The provision for credit losses on the income statement also includes approximately ($56) associated with off balance sheet ACL.

The following tables present the balance in the allowance for credit losses and the amortized cost in loans by portfolio segment and based on impairment method as of September 30, 2026 and December 31, 2025 (in thousands):

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
September 30, 2026
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,953	$114	$—	$—	$35	$—	$2,102
collectively evaluated for impairment	2,861	18,973	1,633	845	87	688	25,087
Total ending allowance balance	$4,814	$19,087	$1,633	$845	$122	$688	$27,189
Loans:
Ending balance:
individually evaluated for impairment	$2,680	$38,035	$—	$—	$827	$—	$41,542
collectively evaluated for impairment	240,972	1,491,590	114,160	22,789	8,731	47,053	1,925,295
Total ending loans balance	$243,652	$1,529,625	$114,160	$22,789	$9,558	$47,053	$1,966,837

	Commercial		Commercial
	and	Commercial	Real Estate	Residential	Home
	Industrial	Real Estate	Construction	Real Estate	Equity	Consumer	Total
December 31, 2025
Allowance for credit losses:
Ending balance:
individually evaluated for impairment	$1,898	$888	$—	$—	$—	$—	$2,786
collectively evaluated for impairment	3,004	19,213	1,040	1,601	170	521	25,549
Total ending allowance balance	$4,902	$20,101	$1,040	$1,601	$170	$521	$28,335
Loans:
Ending balance:
individually evaluated for impairment	$2,941	$55,429	$—	$1	$844	$—	$59,215
collectively evaluated for impairment	246,692	1,424,633	99,262	65,289	21,774	33,419	1,891,069
Total ending loans balance	$249,633	$1,480,062	$99,262	$65,290	$22,618	$33,419	$1,950,284

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

As of September 30, 2026 the amortized cost basis of individually analyzed loans was $41.5 million, of which $38.9 million were considered collateral dependent. As of December 31, 2025, the amortized cost basis of individually analyzed loans was $59.2 million, of which $56.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2026 and December 31, 2025 (in thousands):

	At September 30, 2026		At December 31, 2025
	Principal Balance	Related Allowance	Principal Balance	Related Allowance
Commercial and industrial	$—	$—	$—	$—
Commercial real estate (1)	38,035	114	54,679	888
Commercial real estate construction	—	—	—	—
Residential real estate (2)	—	—	751	—
Home equity (2)	827	35	844	—
Consumer	—	—	—	—
Total	$38,862	$149	$56,274	$888

(1)     Commercial real estate – secured by various types of commercial real estate.

(2)     Residential real estate – secured by residential real estate.

The following table presents the amortized cost in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2026 and December 31, 2025.

	Non-Accrual				Loans Past Due
	with No Allowance				Over 90 Days
	for Credit Loss		Non-accrual		Still Accruing
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025

	(In thousands)
Commercial and industrial	$—	$—	$2,410	$1,577	$282	$18
Commercial real estate	15,843	669	15,843	8,690	—	—
Commercial real estate construction	—	—	—	—	—	—
Residential real estate	—	1	—	1	—	—
Home equity	792	844	827	844	—	—
Consumer	—	—	—	—	—	—
Total	$16,635	$1,514	$19,080	$11,112	$282	$18

As of September 30, 2026, the Company held $19.1 million in non-accrual balances and a related ACL of approximately $1.9 million. Within the non-accrual balances, $16.6 million of these loans had no ACL associated to them. As of December 31, 2025, the Company had $11.1 million in non-accrual loans and related ACL of approximately $2.3 million. Within the non-accrual balances, $1.5 million of these loans had no ACL associated with them.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed within the scope of the Company’s internal underwriting policy. As of September 30, 2026 the Company had no loans identified with modifications due to financial difficulty.

The following tables present the aging of the amortized cost in past-due loans as of September 30, 2026 and December 31, 2025 by class of loans (In thousands):

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
September 30, 2026
Commercial and industrial	$—	$160	$2,046	$2,206	$241,446
Commercial real estate	644	535	15,843	17,022	1,512,603
Commercial real estate construction	—	2,400	—	2,400	111,760
Residential real estate	—	270	—	270	22,519
Home equity	385	—	610	995	8,563
Consumer	—	—	—	—	47,053
Total	$1,029	$3,365	$18,499	$22,893	$1,943,944

	30-59 Days	60-89 Days	Greater Than	Total	Loans
	Past Due	Past Due	90 Days	Past Due	Not Past Due
December 31, 2025
Commercial and industrial	$744	$77	$1,518	$2,339	$247,294
Commercial real estate	—	—	8,414	8,414	1,471,648
Commercial real estate construction	—	—	—	—	99,262
Residential real estate	—	—	1	1	65,289
Home equity	—	—	616	616	22,002
Consumer	—	—	—	—	33,419
Total	$744	$77	$10,549	$11,370	$1,938,914

As of September 30, 2026 loans in the process of foreclosure were $7.0 million, of which $244 thousand was secured by residential real estate. As of December 31, 2025 loans in the process of foreclosure were $13.7 million, of which none were secured by residential real estate.

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

The following tables summarize the Company’s loans by year of origination and internally assigned credit risk at September 30, 2026 and December 31, 2025 and gross charge-offs for the nine months ended September 30, 2026 and the year ended December 31, 2025 (in thousands):

	September 30, 2026
								Revolving
							Revolving	Loans to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Commercial and industrial
Pass	$41,115	$32,772	$22,542	$28,951	$29,536	$70,588	$—	$—	$225,504
Special Mention	750	581	—	400	—	45	—	—	1,776
Substandard	—	279	7,507	197	8,313	76	—	—	16,372
Total Commercial and industrial	41,865	33,632	30,049	29,548	37,849	70,709	—	—	243,652
Current period gross charge-offs	24	—	17	—	—	4	—	—	45

Commercial real estate
Pass	189,082	192,130	127,176	158,238	267,620	513,603	2,131	—	1,449,980
Special Mention	—	—	5,289	4,616	8,911	23,883	—	—	42,699
Substandard	—	—	3,728	373	15,794	17,051	—	—	36,946
Total Commercial real estate	189,082	192,130	136,193	163,227	292,325	554,537	2,131	—	1,529,625
Current period gross charge-offs	—	—	—	—	410	125	—	—	535

Commercial real estate construction
Pass	19,356	47,805	38,627	2,733	5,639	—	—	—	114,160
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	19,356	47,805	38,627	2,733	5,639	—	—	—	114,160
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	5,654	8,741	7,146	2	852	394	—	—	22,789
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential real estate	5,654	8,741	7,146	2	852	394	—	—	22,789
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	—	—	—	—	—	13	7,691	1,062	8,766
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	792	—	792
Total Home Equity	—	—	—	—	—	13	8,483	1,062	9,558
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	22,442	9,991	42	9,886	—	392	4,300	—	47,053
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	22,442	9,991	42	9,886	—	392	4,300	—	47,053
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Total Loans	$278,399	$292,299	$212,057	$205,396	$336,665	$626,045	$14,914	$1,062	$1,966,837
Total Gross charge-offs	$24	$—	$17	$—	$410	$130	$—	$—	$581

	December 31, 2025
								Revolving
							Revolving	Loans to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial and industrial
Pass	$34,656	$30,928	$39,368	$29,142	$31,139	$59,705	$—	$—	$224,938
Special Mention	575	—	4,073	—	3,402	—	—	—	8,050
Substandard	318	7,636	226	8,313	77	75	—	—	16,645
Total Commercial and industrial	35,549	38,564	43,667	37,455	34,618	59,780	—	—	249,633
Current period gross charge-offs	2,694	349	2,804	—	149	26	—	—	6,022

Commercial real estate
Pass	192,543	150,316	157,063	309,593	216,546	345,807	1,572	—	1,373,440
Special Mention	—	4,116	8,255	24,243	786	12,972	—	—	50,372
Substandard	—	3,756	379	3,270	17,446	31,399	—	—	56,250
Total Commercial real estate	192,543	158,188	165,697	337,106	234,778	390,178	1,572	—	1,480,062
Current period gross charge-offs	—	—	—	—	100	—	—	—	100

Commercial real estate construction
Pass	33,376	54,299	1,900	6,687	3,000	—	—	—	99,262
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial real estate construction	33,376	54,299	1,900	6,687	3,000	—	—	—	99,262
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	10,760	5,320	8,897	9,765	6,889	23,658	—	—	65,289
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	—	1
Total Residential real estate	10,760	5,320	8,897	9,765	6,889	23,659	—	—	65,290
Current period gross charge-offs	—	—	—	—	—	16	—	—	16

Home equity
Pass	99	374	44	—	—	39	20,069	1,183	21,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	810	—	810
Total Home Equity	99	374	44	—	—	39	20,879	1,183	22,618
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	6,276	6,597	14,144	—	—	731	5,671	—	33,419
Special Mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total Consumer	6,276	6,597	14,144	—	—	731	5,671	—	33,419
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Total Loans	$278,603	$263,342	$234,349	$391,013	$279,285	$474,387	$28,122	$1,183	$1,950,284
Total Gross charge-offs	$2,694	$349	$2,804	$—	$249	$47	$—	$—	$6,143

Loans and lines of credit to certain directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $13.5 million at September 30, 2026 and December 31, 2025.

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

The following table summarizes assets and liabilities measured at fair value on a reacurring basis for the dates as indicated below:

The following tables presents available-for-sale investment securities measured at fair value on a recurring basis for the periods indicated:
		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
U.S. government agencies and treasuries	$61,252	$—	$61,252	$—
Mortgage-backed securities	225,993	—	225,993	—
Corporate securities	22,160	—	20,935	1,225
Obligations of states and political subdivisions	76,701	—	76,701	—
Total securities available-for-sale	$386,106	$—	$384,881	$1,225

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2026. The Level 3 amount reflects the fair value of certain corporate securities with limited availability of market pricing and determined based on discounted cash flows and other market value indicators.

The following table summarizes assets and liabilities measured at fair value on a reacurring basis for the dates as indicated below:

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

The following tables present assets measured at fair value on a non-recurring basis as of dates indicated below (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans - Commercial real estate	$1,600	$—	$—	$1,600
Held-for-sale loans - Residential	42,572	—	42,572	—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans- Commercial real estate	$8,675	$—	$—	$8,675

The fair value amounts for commercial real estate shown in the above table are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $148 thousand and $887 thousand at September 30, 2026 and December 31, 2025, respectively.

The fair value amounts for residential loans held-for-sale in the above table were based on quoted bids from prospective buyers and determined the valuation allowance associated with this category. The total valuation allowance applied against these loans was $4.5 million at September 30, 2026. No loans were held for sale at December 31, 2025.

The following tables present additional quantitative information about level 3 fair value measured at fair value on a non-recurring basis at dates as indicated below (Dollars in thousands):

	Fair Value			Range
September 30, 2026	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate, Home equity	$1,600	Appraisal of collateral (1)	Appraisal and liquidation	20-100%
			adjustments (2)	(28%)

	Fair Value			Range
December 31, 2025	Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral dependent loans - Commercial real estate	$8,675	Appraisal of collateral (1)	Appraisal and liquidation	20-44%
			adjustments (2)	(23%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value are as follows at dates as indicated below (in thousands):

	September 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$244,571	$244,571	$244,571	$—	$—
Loans, net	1,939,648	1,896,980	—	—	1,896,980
Accrued interest receivable	10,540	10,540	—	2,055	8,485
Restricted investment in bank stocks	6,016	NA	—	—	—
Financial liabilities:
Deposits	2,366,340	2,365,639	2,333,629	32,010	—
FHLB advances, long term	10,000	9,902	—	9,902	—
Subordinated notes, net of issuance costs	24,626	24,274	—	24,274	—
Accrued interest payable	108	108	—	108	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$204,232	$204,232	$204,232	$—	$—
Loans, net	1,921,949	1,877,174	—	—	1,877,174
Accrued interest receivable	10,383	10,383	—	1,832	8,551
Restricted investment in bank stocks	5,917	NA	—	—	—
Financial liabilities:
Deposits	2,310,373	2,309,901	2,151,362	158,539	—
FHLB advances, long term	10,000	10,050	—	10,050	—
Subordinated notes, net of issuance costs	24,555	25,065	—	25,065	—
Accrued interest payable	1,046	1,046	—	1,046	—

Note 5 — Deposits

A summarized analysis of the Bank’s deposits for the period ended as indicated below:

	September 30, 2026	December 31, 2025

	(In thousands)
Non-interest bearing demand accounts	$776,773	$725,656
Interest-bearing demand accounts	385,630	419,604
Money market accounts	247,846	646,688
Savings accounts	923,380	359,415
Certificates of deposit	32,711	159,010
Total deposits	$2,366,340	$2,310,373

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at September 30, 2026 and December 31, 2025 were $11.5 million and $10.5 million, respectively.

Scheduled maturities of time deposits for the next five years as of September 30, 2026, are as follows (in thousands):

2026	$8,255
2027	15,043
2028	8,147
2029	1,266
$32,711

Deposits of executive officers, directors and principal officers of the Company, including their immediate families and companies in which they are affiliated, amounted to $9.4 million and $12.4 million at September 30, 2026 and December 31, 2025, respectively.

Note 6 — Pension Plan and Stock Compensation

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The pension plan was closed to new participants and benefit accruals were frozen as of December 31, 2015. The plan provides defined benefits based on years of service and final average salary.

The components of net periodic benefit for the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	257	273	771	820
Expected return on plan assets	(490)	(457)	(1,470)	(1,372)
Amortization of transition cost	—	—	—	—
Amortization of net loss	51	74	153	221
Net periodic benefit	$(182)	$(110)	$(546)	$(331)

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

For the three months ended September 30, 2026 and 2025, the Company’s recognized stock-based compensation costs were $648 thousand and $553 thousand, respectively. For the nine months ended September 30, 2026 and 2025 the Company’s recognized stock-based compensation costs of $2.8 million and $1.6 million, respectively. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock units. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 95,452 restricted stock units granted during the three and nine months ended September 30, 2026 and 90,021 restricted stock units granted during the three and nine months ended September 30, 2025. The grants generally vest at the rate of 33% per year with full vesting on the third anniversary date of the grant.

During the nine months ended September 30, 2026, the Company reclassified approximately $2.3 million from accrued compensation liabilities into stockholders’ equity. The reclassification did not have a material impact on net income. Following the modification, the awards are no longer subject to periodic fair value remeasurement, and compensation expense will continue to be recognized over the remaining requisite service period.

The following table summarizes the activity of  Restricted Stock Units, or RSUs during the nine months ended September 30, 2026:

Restricted Stock Units
Non-vested RSUs at beginning of period	187,456
Granted	95,452
Vested	(75,872)
Forfeited	(2,872)
Non-vested RSUs at end of period	204,164

Note 7 — Accumulated Other Comprehensive Income

The following are changes in the accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(43,323)	$(6,004)	$81	$(49,246)
Other comprehensive income/(loss) before reclassification, net	(8,481)	133	(3)	(8,351)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(8,481)	133	(3)	(8,351)
Ending balance	$(51,804)	$(5,871)	$78	$(57,597)

	Nine Months Ended September 30, 2026
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(41,626)	$(6,268)	$87	$(47,807)
Other comprehensive income/(loss) before reclassification	(10,178)	397	(9)	(9,790)
Less amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income/(loss)	(10,178)	397	(9)	(9,790)
Ending balance	$(51,804)	$(5,871)	$78	$(57,597)

	Three Months Ended September 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(53,729)	$(7,800)	$93	$(61,436)
Other comprehensive income/(loss) before reclassification	9,327	87	(3)	9,411
Less amounts reclassified from accumulated other comprehensive income	(126)	—	—	(126)
Net current period other comprehensive income/(loss)	9,201	87	(3)	9,285
Ending balance	$(44,528)	$(7,713)	$90	$(52,151)

	Nine Months Ended September 30, 2025
	Unrealized
	Gains and
	Losses on		Deferred
	Available-for-	Defined Benefit	Compensation
	Sale Securities	Pension Items	Liability	Total

	(In thousands)
Beginning balance	$(59,876)	$(7,974)	$99	$(67,751)
Other comprehensive income/(loss) before reclassification	14,899	261	(9)	15,151
Less amounts reclassified from accumulated other comprehensive income	449	—	—	449
Net current period other comprehensive income/(loss)	15,348	261	(9)	15,600
Ending balance	$(44,528)	$(7,713)	$90	$(52,151)

The following reflects significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (In thousands):

	Amount Reclassified from				Affected Line Item in the Statement
	Accumulated Other Comprehensive Income				where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains and losses on available-for-sale securities
Realized loss on securities available-for-sale	$—	$159	$—	$(568)	Investment security gains (losses)
Total before tax	—	159	—	(568)
Tax effect	—	33	—	(119)	Provision for income taxes
Net of tax	—	126	—	(449)
Amortization of defined benefit pension items
Transition asset	—	—	—	—	Other expense
Actuarial gains (losses)	—	—	—	—	Other expense
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	—	—	—	—
Total reclassifications for the period, net of tax	$—	$126	$—	$(449)

Note 8 — Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s gross sources of noninterest income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Service charges on deposit accounts
Overdraft fees	$190	$213	$560	$549
Other	169	164	483	452
Trust income	2,519	1,578	5,912	4,825
Investment advisory income	1,461	1,957	4,555	5,547
Investment securities gains (losses) (a)	—	159	—	(568)
Earnings on bank owned life insurance (a)	197	190	584	683
Proceeds from bank owned life insurance (a)	—	1,191	—	3,590
Gain on sale of assets(a)	—	—	—	1,236
Valuation allowance on loans held-for-sale (a)	281	—	(4,480)	—
Other(b)	557	1,335	1,330	2,146
Total Noninterest Income	$5,374	$6,787	$8,944	$18,460
(a)	Not within the scope of ASC 606.
(b)	The Other category includes safe deposit income, checkbook fees, and debit card fee income, totaling $302 and $290 for the three months ended September 30, 2026 and 2025, respectively, and $892 and $843 for the nine months ended September 30, 2026 and 2025 that are within the scope of ASC 606 and loan related fee income and miscellaneous income, totaling $255 and $1,045 for the three months ended September 30, 2026 and 2025, respectively, and $438 and $1,303 for the nine months ended September 30, 2026 and 2025 which are outside the scope of ASC 606.

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

The following tables present the statements of income and total assets for the Company’s reportable segments at or for the three and nine months ended September 30, 2026 and 2025:

	At or for the three months ended			At or for the nine months ended
	September 30, 2026			September 30, 2026
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(In thousands)
Net interest income	$29,921	$—	$29,921	$86,244	$—	$86,244
Noninterest income	1,394	3,980	5,374	(1,523)	10,467	8,944
Provision for credit loss	(809)	—	(809)	641	—	641
Noninterest expenses
Salaries	(5,986)	(1,017)	(7,003)	(18,818)	(3,106)	(21,924)
Employee benefits	(2,261)	(229)	(2,490)	(7,915)	(682)	(8,597)
Occupancy expense	(1,124)	(130)	(1,254)	(3,417)	(424)	(3,841)
Professional fees	(1,261)	(347)	(1,608)	(4,130)	(804)	(4,934)
Directors' fees and expenses	(523)	(13)	(536)	(1,620)	(73)	(1,693)
Computer software expense	(1,818)	(180)	(1,998)	(5,256)	(580)	(5,836)
FDIC assessment	(210)	—	(210)	(700)	—	(700)
Advertising expenses	(469)	(17)	(486)	(1,336)	(71)	(1,407)
Advisor expenses related to trust income	—	(30)	(30)	—	(80)	(80)
Telephone expenses	(236)	(7)	(243)	(747)	(34)	(781)
Intangible amortization	(71)	—	(71)	(214)	—	(214)
Other	(1,082)	(220)	(1,302)	(1,824)	(593)	(2,417)
Total noninterest expenses	(15,041)	(2,190)	(17,231)	(45,977)	(6,447)	(52,424)
Income tax expense	(4,286)	(483)	(4,769)	(4,891)	(1,085)	(5,976)
Net income	$11,179	$1,307	$12,486	$34,494	$2,935	$37,429
Total assets	$2,726,939	$10,808	$2,737,747	$2,726,939	$10,808	$2,737,747

	At or for the three months ended			At or for the nine months ended
	September 30, 2025			September 30, 2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(In thousands)
Net interest income	$26,947	$—	$26,947	$75,715	$—	$75,715
Noninterest income	3,252	3,535	6,787	8,088	10,372	18,460
Provision for credit loss	(3,876)	—	(3,876)	(6,191)	—	(6,191)
Noninterest expenses
Salaries	(6,160)	(1,218)	(7,378)	(17,377)	(3,719)	(21,096)
Employee benefits	(2,169)	(250)	(2,419)	(6,425)	(782)	(7,207)
Occupancy expense	(1,116)	(164)	(1,280)	(3,373)	(483)	(3,856)
Professional fees	(1,291)	(89)	(1,380)	(4,006)	(387)	(4,393)
Directors' fees and expenses	(302)	(12)	(314)	(906)	(33)	(939)
Computer software expense	(1,614)	(171)	(1,785)	(5,373)	(511)	(5,884)
FDIC assessment	(330)	—	(330)	(990)	—	(990)
Advertising expenses	(459)	(22)	(481)	(1,288)	(63)	(1,351)
Advisor expenses related to trust income	—	(22)	(22)	—	(66)	(66)
Telephone expenses	(208)	(12)	(220)	(592)	(38)	(630)
Intangible amortization	(71)	—	(71)	(214)	—	(214)
Other	(815)	(345)	(1,160)	(2,700)	(763)	(3,463)
Total noninterest expenses	(14,535)	(2,305)	(16,840)	(43,244)	(6,845)	(50,089)
Income tax expense	(2,741)	(258)	(2,999)	(7,971)	(740)	(8,711)
Net income	$9,047	$972	$10,019	$26,397	$2,787	$29,184
Total assets	$2,626,283	$10,167	$2,636,450	$2,626,283	$10,167	$2,636,450

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. Capital levels at September 30, 2026 and at December 31, 2025 exceeded the regulatory minimum levels for the Bank to be considered well capitalized under the prompt corrective action regulations.

Actual and required capital amounts and ratios are presented below at September 30, 2026 and December 31, 2025 for the Bank.

							To be Well Capitalized
					For Capital Adequacy		under Prompt
			For Capital Adequacy		Purposes with		Corrective Action
	Actual		Purposes		Capital Buffer		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2026
Total capital to risk weighted assets	$396,328	19.24%	$164,758	8.00%	$216,245	10.500%	$205,948	10.00%
Tier 1 (Core) capital to risk weighted assets	370,560	17.99%	123,569	6.00	175,056	8.500	164,758	8.00
Common Tier 1 (CET1) to risk weighted assets	370,560	17.99%	92,677	4.50	144,164	7.000	133,866	6.50
Tier 1 (Core) Capital to average assets	370,560	13.19%	112,354	4.00	N/A	N/A	140,442	5.00
December 31, 2025
Total capital to risk weighted assets	$364,506	18.58%	$156,926	8.00%	$193,706	9.875%	$196,158	10.00%
Tier 1 (Core) capital to risk weighted assets	339,939	17.33%	117,695	6.00	154,474	7.875	156,926	8.00
Common Tier 1 (CET1) to risk weighted assets	339,939	17.33%	88,271	4.50	125,051	6.375	127,503	6.50
Tier 1 (Core) Capital to average assets	339,939	12.67%	107,326	4.00	N/A	N/A	134,158	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our audited consolidated financial statements and the accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	risks associated with loan participations and loan sales;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	the rate of delinquencies, amounts of non-performing loans and loans that are charged-off;
●	adverse changes in the securities markets;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to capitalize on strategic opportunities;
●	our ability to successfully introduce new products and services;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	our ability to retain our existing customers;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in the quality or composition of our loan or investment portfolios;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism or pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	the failure to attract and retain skilled people;
●	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
●	the fiscal and monetary policies of the federal government and its agencies; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

        We are a bank holding company headquartered in Middletown, New York and registered under the Bank Holding Company Act. Through our wholly owned subsidiaries, Orange Bank & Trust Company and Orange Investment Advisors, formerly known as Hudson Valley Investment Advisors, Inc., we offer full-service commercial and consumer banking products and services and trust and wealth management services to small businesses, middle-market enterprises, local municipal governments and affluent individuals in the Lower Hudson Valley region, the New York metropolitan area and nearby markets in Connecticut and New Jersey. By combining the high-touch service and relationship-based focus of a community bank with the extensive suite of financial products and services offered by our larger competitors, we believe we can continue to capitalize on the growth opportunities available in our market areas. We also offer a variety of deposit accounts to businesses and consumers, including checking accounts and a full line of municipal banking accounts through our business banking platform. These activities, together with our 16 offices and one loan production office, continue to produce a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields. We also offer private banking services through Orange Bank & Trust Private Banking, a division of Orange Bank & Trust Company, and provide trust and wealth management services through Orange Bank & Trust Company’s trust services department and OIA, which combined had $1.6 billion in assets under management at September 30, 2026. As of September 30, 2026, our assets, loans, deposits and stockholders’ equity totaled $2.7 billion, $2.0 billion, $2.4 billion and $309.0 million, respectively.

At September 30, 2026, we operate from our main office and 15 branch offices. We own our main office in Middletown, New York, and three branch offices which are located in Chester, Newburgh and in Montgomery, New York. We lease twelve branch offices located in Middletown, Goshen, Cortlandt Manor, White Plains, Mamaroneck, New City, Mt. Pleasant, Mount Vernon, Nanuet, Yonkers, and two Bronx locations, all in New York. The branches are leased under agreements that may be renewed for various periods. In addition, OIA operates from leased offices located in Goshen, New York. At September 30, 2026 and December 31, 2025, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $15.2 million.

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

Considering the impact of the FRB’s rate policy and current 2026 economic conditions, it is possible that interest rates may increase  during the current year or in early 2027. Although our asset sensitivity remains relatively neutral, this movement could have a significant impact on our net interest income.

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

Allowance for Credit Losses. Management believes that the determination of the allowance for credit losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations for Orange County Bancorp. The methodology, assumptions, and governance of this CECL model have been codified in a policy document that was most recently reviewed and approved by the Company’s Audit & Risk Committee during the fourth quarter of 2025. While there were no fundamental changes to the CECL model during the quarter, management evaluated certain probability of default assumptions as well as the loss driver analysis. This evaluation resulted in adjustment of certain assumptions but were not considered significant changes to the model. Accordingly, management believes there were no significant changes to the critical accounting estimates during the three  and nine months ended September 30, 2026, and as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2026. A summary of our accounting policies, including the Allowance for Credit Losses, is included in the Company’s Annual Report on Form 10-K.

Discussion and Analysis of Financial Condition

Summary Financial Condition. The following table sets forth a summary of the material categories of our balance sheet at the dates indicated:

	As of		Change
	September 30,	December 31,
	2026	2025	Amount	Percent

	(Dollars in thousands)
Assets	$2,737,747	$2,659,377	$78,370	2.9%
Cash and due from banks	244,571	204,232	40,339	19.8
Loans, net	1,939,648	1,921,949	17,699	0.9
Loans held-for-sale	42,572	—	42,572	100.0
Investment securities, available for sale	386,106	419,406	(33,300)	(7.9)
Deposits	2,366,340	2,310,373	55,967	2.4
FHLB advances, long term	10,000	10,000	—	—
Subordinated notes, net of issuance costs	24,626	24,555	71	0.3
Stockholders’ Equity	308,996	284,364	24,632	8.7

Assets. Our total assets were $2.7 billion at September 30, 2026, an increase of $78.4 million, or 2.9%, from December 31, 2025. The increase was primarily driven by increases of $42.6 million in loans held-for-sale, $40.4 million in cash and due from banks, and  $17.7 million in loans, net, while investment securities, available for sale, decreased by $33.3 million during the nine months ended September 30, 2026.

Cash and due from banks. Cash and due from banks increased $40.4 million, or 19.8%, to $244.6 million at September 30, 2026, from $204.2 million at December 31, 2025. The increase was mainly the result of management’s continued focus on deposit and loan growth during the nine months ended September 30, 2026 combined with repayments of loans and paydowns and maturities of securities during the third quarter which led to higher levels of liquidity.

Loans. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,		At December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$243,652	12.39%	$249,633	12.80%
Commercial real estate	1,529,625	77.77	1,480,062	75.89
Commercial real estate construction	114,160	5.80	99,262	5.09
Residential real estate	22,789	1.16	65,290	3.35
Home equity	9,558	0.49	22,618	1.16
Consumer	47,053	2.39	33,419	1.71
Total loans	1,966,837	100.00%	1,950,284	100.00%
Allowance for credit losses	(27,189)		(28,335)
Total loans, net	$1,939,648		$1,921,949

Net loans increased $17.7 million, or 0.9% to $1.9 billion at September 30, 2026 from December 31, 2025. The increase in loans was primarily due to a $49.6 million increase in commercial real estate loans, a $14.9 million increase in commercial real estate construction loans and a $13.6 million increase in consumer loans. Commercial real estate loans increased $49.6 million, or 3.3%, to $1.5 billion at September 30, 2026 from December 31, 2025. Commercial real estate construction loans increased $14.9 million, or 15.0%, to $114.2 million at September 30, 2026 from $99.3 million at December 31, 2025. Consumer loans increased $13.7 million, or 40.8%, to $47.1 million at September 30, 2026 from $33.4 million at December 31, 2025. Residential real estate loans decreased $42.5 million, or 65.1%, to $22.8 million at September 30, 2026 from $65.3 million at December 31, 2025, primarily due to $42.6 million of  loans transferred to loans held-for-sale. Home equity loans decreased $13.0 million, or 57.7%, to $9.6 million at September 30, 2026 from $22.6 million at December 31, 2025. Commercial and industrial loans decreased $5.9 million, or 2.4%, to $243.7 million at September 30, 2026 from $249.6 million at December 31, 2025. As of September 30, 2026, the loans held-for-sale portfolio consisted of $42.6 million of residential real estate loans with recorded $4.5 million valuation allowance. As of September 30, 2026, the Company sold $18.4 million of home equity loans. The overall diversification within the commercial real estate portfolio continues to provide stability while we remain focused on loan originations to new and existing customers during the nine months ended September 30, 2026 as well as our continued commitment to expansion in our geographic market area.

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

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. Management will consider a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due, when it is deemed appropriate based on individual borrower conditions. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The following table sets forth information regarding our non-performing assets. Non-performing loans aggregated approximately $19.4 million at September 30, 2026 as compared to $11.1 million at December 31, 2025.

	At September 30,	At December 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Commercial and industrial	$2,410	$1,577
Commercial real estate	15,843	8,690
Commercial real estate construction	—	—
Residential real estate	—	1
Home equity	827	844
Consumer	—	—
Total non-accrual loans	19,080	11,112
Accruing loans 90 days or more past due:
Commercial and industrial	282	18
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	282	18
Total non-performing loans	19,362	11,130
Other real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$19,362	$11,130
Ratios:
Total non-performing loans to total loans	0.98%	0.57%
Total non-performing loans to total assets	0.71%	0.42%
Total non-performing assets to total assets	0.71%	0.42%

Non-performing loans at September 30, 2026 totaled $19.4 million and consisted of $15.8 million related to commercial real estate loans, $2.4 million related to commercial and industrial loans, and $827 thousand related to home equity loans. Although there was an increase in the commercial and industrial segment of the portfolio, the level of non-performing loans was still mainly related to the commercial real estate portfolio. The commercial real estate non-performing loans were mainly the result of a $14.2 million commercial real estate participation loan that experienced payment disruption during the nine months ended September 30, 2026 due to bankruptcy at the parent company, offset partially by settlement of a previously reported participation loan for an office complex. Total accruing loans 90 days or more past due represented $282 thousand of loans as of September 30, 2026, compared to $18 thousand at December 31, 2025. The increase in accruing loans 90 days or more past due was related primarily to a commercial real estate participation loan that experienced an administrative delay in the processing of an extension/modification during the nine months ended September 30, 2026, and remains a performing loan and in accrual status at September 30, 2026.

As a result of the increase in non-accrual loans and loans 90 days past due and accruing, non-performing assets increased $8.3 million, or 74.0%, to $19.4 million, or 0.71% of total assets, at September 30, 2026 from $11.1 million, or 0.42% of total assets, at December 31, 2025. The Company had no other real estate owned at September 30, 2026 or at December 31, 2025. Management continues to focus on credit quality and attention to assets with potential concerns.

From time to time, as part of our loss mitigation strategy, we may renegotiate loan terms based on the economic and legal reasons related to the borrower’s financial difficulties. There were no loans modified due to financial difficulties during the nine months ended September 30, 2026.

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

	At September 30,	At December 31,
	2026	2025

	(Dollars in thousands)
Classification of Assets:
Substandard	$54,110	$73,706
Doubtful	—	—
Loss	—	—
Total Classified Assets	$54,110	$73,706
Special Mention	$44,475	$58,422

On the basis of management’s review of our assets, we have classified $54.1 million of our assets at September 30, 2026 as substandard compared to $73.7 million at December 31, 2025, with the decrease due to a combination of risk ratings improvement resulting from certain trends, including delinquencies within the loan portfolio, and the sale or chargeoff of certain loans. There were no doubtful assets as of September 30, 2026 or December 31, 2025. We designated $44.5 million of our assets at September 30, 2026 as special mention compared to $58.4 million designated as special mention at December 31, 2025.

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

As presented below, the allowance for credit losses decreased by $2.1 million, or 7.2%, to $27.2 million, or 1.38% of total loans at September 30, 2026, from $29.3 million, or 1.51% of total loans at September 30, 2025. The decrease in the allowance was due primarily to slower loan growth during 2026 combined with lower reserves associated with the composition of loans closed in 2026 and a $587 thousand reduction related to loans transferred to loans held-for-sale during the first nine months of 2026. The nine months ended September 30, 2026 also included net chargeoffs of approximately $340 thousand as compared to net chargeoffs of $3.0 million for the nine months ended September 30, 2025.

	At or for the Nine Months Ended
	September 30,
	2026	2025

	(Dollars in thousands)
Balance at beginning of year	$28,335	$26,077
Charge-offs:
Commercial and industrial	45	3,189
Commercial real estate	535	—
Commercial real estate construction	—	—
Residential real estate	—	16
Home equity	—	—
Consumer	1	4
Total charge-offs	581	3,209
Recoveries:
Commercial and industrial	210	60
Commercial real estate	—	—
Commercial real estate construction	—	76
Residential real estate	—	—
Home equity	—	—
Consumer	31	36
Total recoveries	241	172
Net charge-offs	340	3,037
Provision (credit) for credit losses	(806)	6,247
Balance at end of period	$27,189	$29,287
Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.02%	0.16%
Allowance for credit losses to non-performing loans at end of period	140.42%	240.77%
Allowance for credit losses to total loans at end of period	1.38%	1.51%

For the nine months ended September 30, 2026, the Company recognized net charge-offs of $340 thousand, or 0.02% of total loans. Commercial real estate loans reflected net charge-offs of $535 thousand, or a net charge-off ratio of 0.3%, associated with the settlement and payoff of certain loans during the nine months ended September 30, 2026. For the same period, the commercial and industrial segment of the loan portfolio recognized net recoveries of $165 thousand, or a net charge-off ratio of (0.1%). For the nine months ended September 30, 2025, the commercial and industrial segment category of loans had a net charge-off of $3.1 million, or a net charge-offs ratio of 0.16%. The consumer loan portfolio experienced net recoveries during the 2026 nine month period of approximately $30 thousand related to collection of certain loans. For the nine months ended September 30, 2026 and 2025, respectively, no other category of loans had a net charge-off ratio which exceeded 0.01% either individually, or in the aggregate.

Investment Securities

The following table sets forth the estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30, 2026		At December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities:
U.S. government agencies and treasuries	$68,843	$61,252	$67,611	$61,570
Mortgage-backed securities	270,477	225,993	287,128	251,825
Corporate securities	22,833	22,160	25,001	23,276
Obligations of states and political subdivisions	90,598	76,701	92,357	82,735
Total	$452,751	$386,106	$472,097	$419,406

Available for sale securities decreased $33.3 million, or 7.9%, to $386.1 million at September 30, 2026 primarily due to investments repayments and maturities combined with continued decline for all investment categories due to normal amortization and cash flow during the nine month period ended September 30, 2026, offset by investment purchases. We did not have held-to-maturity securities at September 30, 2026 or December 31, 2025.

Deposits

The following table sets forth our total deposit account balances, by account type, at the dates indicated:

	At September 30, 2026			At December 31, 2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$776,773	32.83%	—%	$725,656	31.41%	—%
Interest bearing demand deposits	385,630	16.30	0.17	419,604	18.16	0.72
Money market deposits	247,846	10.47	1.35	646,688	27.99	1.86
Savings deposits	923,380	39.02	2.04	359,415	15.56	1.45
Certificates of deposit	32,711	1.38	1.83	159,010	6.88	3.46
Total	$2,366,340	100.00%	0.99	$2,310,373	100.00%	1.12

Total deposits increased $56.0 million, or 2.4%, to $2.4 billion at September 30, 2026 from $2.3 billion at December 31, 2025 driven by continued deposit growth focused on commercial transaction accounts during the first nine months of 2026. This growth allows for continued stability and strength of liquidity levels for the Bank. At September 30, 2026, money market deposits and savings deposits increased by $165.1 million, or 16.4%, to $1.2 billion from December 31, 2025 primarily related to our continued strategic focus on business account activity and a strategic shift in certain customer accounts away from money market accounts to savings accounts during the first nine month period in 2026. Non-interest-bearing demand deposits increased $51.1 million due to normal business activity and continued focus on transactional accounts during the first nine months of 2026. At September 30, 2026, our core deposits (which includes all deposits except for certificates of deposit) totaled $2.3 billion, or 98.6% of our total deposits. Certificates of deposit decreased by $126.3 million, or 79.4%, mainly from non-renewals of brokered deposits during the nine months ended September 30, 2026. Interest bearing demand deposits experienced a $34.0 million, or 8.1%, decrease to $385.6 million at September 30, 2026, from $419.6 million at December 31, 2025. We did not have any brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at September 30, 2026. We had approximately $125.0 million of brokered deposits (excluding reciprocal deposits obtained through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) networks) at December 31, 2025. This decrease represents a continued strategic initiative to reduce short term brokered deposits as a result of increased core deposits and allow for replacement of maturing brokered deposits with transactional customer deposits resulting in lower interest expense. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $140.3 million and $101.8 million at September 30, 2026 and at December 31, 2025, respectively. Uninsured deposits, net of fully collateralized municipal relationships, remained stable and represented approximately 50% of total deposits as of September 30, 2026 and 46% of total deposits as of December 31, 2025.

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.

Total borrowings from the Federal Home Loan Bank of New York were $10.0 million at September 30, 2026 and December 31, 2025 as deposit growth exceeded loan growth during the period. This level balance represents the continued focus by management to reduce borrowings and the related interest expense by using lower-cost deposits for funding. We have the unused capacity to borrow an additional $586.5 million from the Federal Home Loan Bank of New York as of September 30, 2026.

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

Stockholders’ Equity

Stockholders’ equity increased $24.6 million, or 8.7%, to $309.0 million at September 30, 2026 from $284.4 million at December 31, 2025. The increase was due to the combination of $37.4 million in net income and a $4.2 million increase in surplus, offset by an increase in unrealized losses of approximately $9.8 million on the market value of investment securities within the Company’s equity as accumulated other comprehensive loss, net of taxes and dividends paid of $7.2 million during the nine months ended September 30, 2026. The increase of $4.2 million in surplus was primarily due to a liability-to-equity reclassification of equity awards in the amount of $2.3 million during the nine months ended September 30, 2026.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2026 and 2025. No tax equivalent yield adjustments have been made, as the effects would be immaterial. The average balances are daily averages for loans, as presented. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. Average deferred loan fees totaled $4.9 million for the three months ended September 30, 2026 and September 30, 2025. Average deferred loan fees totaled $4.7 million and $4.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	For the Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,995,413	$31,108	6.19%	$1,931,061	$29,839	6.13%
Investment securities available for sale	394,461	2,802	2.82	415,885	3,039	2.90
Cash and due from banks and other	270,843	2,213	3.24	153,411	1,542	3.99
Restricted stock	6,018	83	5.47	7,452	108	5.75
Total interest-earning assets	2,666,735	36,206	5.39	2,507,809	34,528	5.46
Noninterest-earning assets	96,983			104,392
Total assets	$2,763,718			$2,612,201
Interest-bearing liabilities:
Interest-bearing demand deposits	$415,994	$265	0.25%	$425,824	$630	0.59%
Money market deposits	413,972	1,524	1.46	695,959	3,642	2.08
Savings deposits	741,467	3,808	2.04	326,787	1,224	1.49
Certificates of deposit	33,804	159	1.87	96,762	852	3.49
Total interest-bearing deposits	1,605,237	5,756	1.42	1,545,332	6,348	1.63
FHLB Advances and other borrowings	10,000	100	3.97	55,082	616	4.44
Subordinated notes	24,611	429	6.92	20,560	617	11.91
Total interest-bearing liabilities	1,639,848	6,285	1.52	1,620,974	7,581	1.86
Noninterest-bearing demand deposits	782,380			702,697
Other noninterest-bearing liabilities	29,863			28,529
Total liabilities	2,452,091			2,352,200
Total stockholders’ equity	311,627			260,001
Total liabilities and stockholders’ equity	$2,763,718			$2,612,201
Net interest income		$29,921			$26,947
Net interest rate spread (3)			3.87%			3.61%
Net interest-earning assets (4)	$1,026,887			$886,835
Net interest margin (5)			4.45%			4.26%
Average interest-earning assets to interest-bearing liabilities			162.6%			154.7%
(1)	Annualized.
(2)	Includes loans held-for-sale.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,973,589	$90,523	6.13%	$1,880,670	$85,256	6.06%
Investment securities available for sale	404,971	8,568	2.83	430,011	9,244	2.87
Cash and due from banks and other	235,702	5,836	3.31	156,043	4,724	4.05
Restricted stock	6,038	248	5.49	7,066	435	8.23
Total interest-earning assets	2,620,300	105,175	5.37	2,473,790	99,659	5.39
Noninterest-earning assets	91,117			103,466
Total assets	$2,711,417			$2,577,256
Interest-bearing liabilities:
Interest-bearing demand deposits	$444,315	$1,496	0.45%	$393,704	$1,522	0.52%
Money market deposits	437,016	4,949	1.51	694,835	10,997	2.12
Savings deposits	658,011	9,740	1.98	299,342	3,127	1.40
Certificates of deposit	55,299	1,125	2.72	179,910	5,298	3.94
Total interest-bearing deposits	1,594,641	17,310	1.45	1,567,791	20,944	1.79
FHLB Advances and other borrowings	11,202	332	3.96	58,035	1,922	4.43
Subordinated notes	24,587	1,289	7.01	19,928	1,078	7.23
Total interest-bearing liabilities	1,630,430	18,931	1.55	1,645,754	23,944	1.95
Noninterest-bearing demand deposits	750,409			680,266
Other noninterest-bearing liabilities	30,689			28,619
Total liabilities	2,411,528			2,354,639
Total stockholders’ equity	299,889			222,617
Total liabilities and stockholders’ equity	$2,711,417			$2,577,256
Net interest income		$86,244			$75,715
Net interest rate spread (3)			3.82%			3.44%
Net interest-earning assets (4)	$989,870			$828,036
Net interest margin (5)			4.40%			4.09%
Average interest-earning assets to interest-bearing liabilities			160.7%			150.3%
(1)	Annualized.
(2)	Includes loans held-for-sale.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,003	$266	$1,269	$4,395	$872	$5,267
Investment securities available for sale	(153)	(84)	(237)	(530)	(146)	(676)
Cash and due from banks	960	(289)	671	1,973	(861)	1,112
Other	(19)	(6)	(25)	(41)	(146)	(187)
Total interest-earning assets	1,791	(113)	1,678	5,797	(281)	5,516
Interest-bearing liabilities:
Interest-bearing demand deposits	(6)	(359)	(365)	170	(196)	(26)
Money market deposits	(1,039)	(1,079)	(2,118)	(2,867)	(3,181)	(6,048)
Savings deposits	2,130	454	2,584	5,309	1,304	6,613
Certificates of deposit	(295)	(398)	(693)	(2,522)	(1,651)	(4,173)
Total interest-bearing deposits	790	(1,382)	(592)	90	(3,724)	(3,634)

Federal Home Loan Bank advances	(451)	(65)	(516)	(1,388)	(202)	(1,590)
Subordinated notes	71	(259)	(188)	245	(34)	211
Total interest-bearing liabilities	410	(1,706)	(1,296)	(1,053)	(3,960)	(5,013)
Change in net interest income	$1,381	$1,593	$2,974	$6,850	$3,679	$10,529

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Summary Income Statements.

The following table sets forth the income summary for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change				Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent

	(Dollars in thousands)
Interest income	$36,206	$34,528	$1,678	4.9%	$105,175	$99,659	$5,516	5.5%
Interest expense	6,285	7,581	(1,296)	(17.1)	18,931	23,944	(5,013)	(20.9)
Net interest income	29,921	26,947	2,974	11.0	86,244	75,715	10,529	13.9
Provision (credit) for credit losses	809	3,876	(3,067)	(79.1)	(641)	6,191	(6,832)	(110.4)
Noninterest income	5,374	6,787	(1,413)	(20.8)	8,944	18,460	(9,516)	(51.5)
Noninterest expense	17,231	16,840	391	2.3	52,424	50,089	2,335	4.7
Provision for income taxes	4,769	2,999	1,770	59.0	5,976	8,711	(2,735)	(31.4)
Net income	12,486	10,019	2,467	24.6	37,429	29,184	8,245	28.3

General. Net income increased $2.5 million, or 24.6%, to $ 12.5 million for the three months ended September 30, 2026 from $10.0 million for the three months ended September 30, 2025. The increase was driven primarily by an increase of $3.0 million related to net interest income growth and a decrease of $3.1 million in provision for credit losses on loans, partially offset by an increase of $1.8 million in provision for income taxes, a decrease of $1.4 million in noninterest income and an increase of $391 thousand in noninterest expense in the current period as compared to the same prior year period. Net income for the nine months ended September 30, 2026 was $37.4 million, as compared to $29.2 million for the same period in 2025. The overall increase was driven by $10.5 million of net interest income growth combined with decreased provision for credit losses on loans of $6.8 million, and a decrease in provision for income taxes of $2.7 million, partially offset by a decrease in noninterest income of $9.5 million and an increase of $2.3 million in noninterest expense during the first nine months of 2026 as compared to the same prior year period.

Interest Income. Interest income increased $1.7 million, or 4.9%, to $36.2 million for the three months ended September 30, 2026 from $34.5 million for the three months ended September 30, 2025. This increase was driven by a $158.9 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of cash and due from banks grew $117.4 million, or 76.5% and the average balance of loans grew $64.4 million, or 3.3%, between the three months ended September 30, 2026 and September 30, 2025. During the current period, the average yield of interest-earning assets decreased by seven basis points from 5.46% for the three months ended September 30, 2025 to 5.39% for the three months ended September 30, 2026 as a result of higher levels of cash balances during the 2026 period, which included the effect of a reclassification during the three months ended September 30,2026.

Interest income increased $5.5 million, or 5.5%, for the nine months ended September 30, 2026 reaching $105.2 million from $99.7 million for the nine months ended September 30, 2025. This increase was driven by a $146.5 million increase in the balance of average interest-earning assets between the two periods. Within the average balance of interest-earning assets, the average balance of loans grew $92.9 million, or 4.9%, and the average balance of cash and due from banks grew $79.7 million between the nine months ended September 30, 2026 and September 30, 2025. During the period, the average yield of interest-earning assets decreased by two basis points from 5.39% for the nine months ended September 30, 2025 to 5.37% for the nine months ended September 30, 2026 as a result of higher levels of cash balances during the 2026 period, which included the effect of a reclassification during the nine months ended September 30,2026.

Interest income on loans increased by $1.3 million, or 4.3%, to $31.1 million during the three months ended September 30, 2026 from $29.8 million during the three months ended September 30, 2025. The increase in interest income on loans was primarily due to the increase in the average balance of loans combined with higher yields during the current period. The average balance of loans increased by $64.4 million, or 3.3%, to $2.0 billion for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in the average balance of loans was due to growth in multi-family, commercial real estate, residential real estate as well as growth in our consumer installment loan portfolio, partially offset by a decrease in home equity lines of credit. Home equity lines of credit experienced a decrease primarily due to the $18.4 million sale of the portfolio during the three months ended September 30, 2026. The average yield on loans increased by six basis points to 6.19% for the three months ended September 30, 2026 from 6.13% for the three months ended September 30, 2025 as a result of disciplined loan pricing during 2025 and 2026.

For the nine months ended September 30, 2026, interest income on loans, increased by $5.2 million, or 6.2%, reaching $90.5 million as compared to $85.3 million for the nine months ended September 30, 2025. The increase in interest income on loans represents the impact of growth in average loan balances of $92.9 million between the nine months ended September 30, 2026 and September 30, 2025. The increase in average loans outstanding was due to growth in commercial real estate, multi-family, residential real estate, consumer portfolio and home equity lines, partially offset by a decrease in commercial and industrial loans. The average yield on loans increased by seven basis points to 6.13% for the nine months ended September 30, 2026 from 6.06% for the nine months ended September 30, 2025 as a result of disciplined loan pricing during 2026.

Interest income on cash and due from banks and other increased by $671 thousand to $2.2 million, or 43.5%, during the three months ended September 30, 2026 from $1.5 million during the three months ended September 30, 2025. The increase in interest income from cash and due from banks and other was mainly attributable to an increase in the average balances of cash and due from banks and other during the current quarter resulting mainly from higher levels of client deposit balances and net cash flows from maturities and paydowns of loans and securities, as well as proceeds from the home equity loan sale. The average balance of cash and due from banks and other increased by $117.4 million, or 76.5%, to $270.8 million for the three months ended September 30, 2026 compared to $153.4 million for the three months ended September 30, 2025. The average yield on cash and due from banks and other decreased by 75 basis points to 3.24% for the three months ended September 30, 2026 from 3.99% for the three months ended September 30, 2025.

Interest income on cash and due from banks and other increased by $1.1 million to $5.8 million, or 23.5%, during the nine months ended September 30, 2026 from $4.7 million during the nine months ended September 30, 2025. The increase in interest income from cash and due from banks and other was mainly attributable to an increase in the average balances of cash and due from banks and other during the nine months ended September 30, 2026 resulting mainly from higher levels of client deposit balances and net cash flows from maturities and paydowns of loans and securities, as well as proceeds from the home equity loan sale. The average balance of cash and due from banks and other increased by $79.7 million, or 51.0%, to $235.7 million for the nine months ended September 30, 2026 compared to $156.0 million for the nine months ended September 30, 2025. The average yield on cash and due from banks and other decreased by 74 basis points to 3.31% for the nine months ended September 30, 2026 from 4.05% for the nine months ended September 30, 2025, due to increased cash balances from the sale of home equity loans as well as the effect of a reclassification during the period.

Interest income on securities including restricted stock decreased by $262 thousand to $2.9 million during the three months ended September 30, 2026 from $3.1 million during the three months ended September 30, 2025. The decrease in interest income on securities was driven primarily by a decrease in the average balances of securities outstanding during the current period due to investment repayments and certain maturities. The average balance of securities decreased by $22.8 million, or 5.4%, to $400.5 million for the three months ended September 30, 2026 compared to $423.3 million for the three months ended September 30, 2025. The average yield on investment securities decreased by 9 basis points to 2.86% for the three months ended September 30, 2026 from 2.95% for the three months ended September 30, 2025. The decrease in the average yield on investment securities reflected the continued repayments and maturities of higher yielding securities during the three months ended September 30, 2026.

For the nine months ended September 30, 2026, interest income on securities including restricted stock decreased by $863 thousand to $8.8 million during the current period from $9.7 million during the nine months ended September 30, 2025. The decrease in interest income on securities was due to a decrease in the average balances of securities during the current period and a decrease in the average rate paid on such investments. The average balance of securities decreased by $26.1 million, or 5.96%, to $411.0 million for the nine months ended September 30, 2026 compared to $437.1 million for the nine months ended September 30, 2025, due to investment prepayments and certain securities maturities during the nine months ended September 30, 2026. The average yield on investment securities decreased by 9 basis points from 2.96% for the nine months ended September 30, 2025 to 2.87% for the nine months ended September 30, 2026. The decrease in the average yield on securities was related to the repayments and maturities of higher yielding securities during the first nine months of 2026.

Interest Expense. Interest expense decreased $1.3 million, or 17.1%, to $6.3 million for the three months ended September 30, 2026 from $7.6 million for the three months ended September 30, 2025. The decrease in interest expense was primarily due to the continued reduction of interest costs associated with deposits, and subordinated debt and lower average balance in FHLB advances, partially offset by higher average balances of deposits and subordinated notes. The average rate paid on interest-bearing liabilities decreased 34 basis points to 1.52% during the three months ended September 30, 2026 as compared to 1.86% for the three month period ended September 30, 2025. The average balance of interest-bearing liabilities increased by $18.9 million, or 1.2%, to $1.6 billion for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Interest expense decreased $5.0 million, or 20.9%, to $18.9 million for the nine months ended September 30, 2026 from $23.9 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily due to the continued reduction of interest costs associated with deposits, and subordinated debt and lower average balance in FHLB advances, partially offset by higher average balances of deposits and subordinated notes. The average rate paid on interest-bearing liabilities decreased 40 basis points to 1.55% during the nine months ended September 30, 2026 as compared to 1.95% for the nine month period ended September 30, 2025. The average balance of interest-bearing liabilities decreased by $15.3 million, or 0.9%, to $1.6 billion for the nine months ended September 30, 2026 as compared to a compatible level for the nine months ended September 30, 2025.

Interest expense on interest-bearing deposits decreased by $592 thousand to $5.8 million for the three months ended September 30, 2026 from $6.3 million for the three months ended September 30, 2025. The decrease in interest expense on interest-bearing deposits was due mainly to a decrease in the average rate on interest-bearing deposits during the current period. The average rate of interest-bearing deposits decreased 21 basis points to 1.42% during the three months ended September 30, 2026 as compared to 1.63% for the three months ended September 30, 2025,  due to management's continued focus on low-cost deposits and disciplined pricing. The average balance of interest-bearing deposits increased by $59.9 million, or 3.9%, to $1.6 billion for the three months ended September 30, 2026 as compared to $1.5 million for the three months ended September 30, 2025, as a result of increased average levels of savings deposits offset by decreases in average money market and interest bearing demand deposit accounts.

Interest expense on interest-bearing deposits decreased by $3.6 million to $17.3 million for the nine months ended September 30, 2026 from $20.9 million for the nine months ended September 30, 2025. The decrease in interest expense on interest-bearing deposits was due mainly to a decrease in the average rate on interest-bearing deposits during the current period. The average rate of interest-bearing deposits decreased 34 basis points to 1.45% for the nine months ended September 30, 2026 as compared to 1.79% for the nine months ended September 30, 2025 due to management's continued focus on low-cost deposits and disciplined pricing. The average balance of interest-bearing deposits increased by $26.9 million, or 1.7%, to $1.6 billion for the nine months ended September 30, 2026 as a result of increased average levels of savings deposits offset by decreases in average money market and interest bearing demand deposit accounts.

We also recorded interest expense of $429 thousand during the three months ended September 30, 2026 related to subordinated debt as compared to $617 thousand in interest expense for the three months ended September 30, 2025. The decrease was related to the issuance in September 2025 of $25.0 million in outstanding subordinated notes. In addition, we expensed $1.3 million and $1.1 million in interest expense for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increased interest costs represent the debt service required as part of the 2025 subordinated notes.

The interest expense related to FHLB advances in the third quarter of 2026 decreased $516 thousand to $100 thousand at an average cost of 3.97% as compared to interest expense of $616 thousand at an average cost of 4.44% for the same period in 2025. The decrease in FHLB expense in the third quarter of 2026 was primarily due to a decrease of $45.1 million in the average balance of such advances and a decrease in the average cost paid on FHLB advances. The decrease in average FHLB balance was the direct result of Management being able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period. Although borrowings remain a potential source of strategic funding for the Company, the reduction in borrowings during the quarter reflects the ability of the Company to increase deposits and strategically reduce related interest costs.

The interest expense related to FHLB advances for the first nine months of 2026 decreased $1.6 million to $332 thousand at an average cost of 3.96% as compared to interest expense of $1.9 million at an average cost of 4.43% for the same period in 2025. The decrease in FHLB expense for the first nine months of 2026 was primarily due to a decrease of $46.8 million in the average balance of such advances and a decrease in the average cost paid on FHLB advances. The decrease in average FHLB balance was the direct result of Management being able to replace higher cost FHLB borrowings with lower cost deposits and reduce interest expense during the current period.

Net Interest Income. Net interest income increased $3.0 million, or 11.0%, to $29.9 million for the three months ended September 30, 2026 from $26.9 million for the three months ended September 30, 2025 due to the increase in income from average interest earning assets and the reduction of interest costs associated with interest bearing liabilities. Net interest rate spread increased by 26 basis points to 3.87% for the three months ended September 30, 2026 from 3.61% for the three months ended September 30, 2025, reflecting a 34 basis points decrease in the average rate paid on interest-bearing liabilities, partially offset by a 7 basis points decrease in the average yield on interest-earning assets. The net interest margin rose by 19 basis points to 4.45% for the three months ended September 30, 2026 from 4.26% for the three months ended September 30, 2025 due to the impact of managed funding and deposit cost, and decreased yields on the lending portfolio during the current period.

For the nine months ended September 30, 2026, net interest income increased $10.5 million, or 13.9%, to $86.2 million from $75.7 million for the nine months ended September 30, 2025 due to an increase in net interest margin combined with increased average interest earning assets for the current period and the reduction of interest costs associated with interest-bearing liabilities. Net interest rate spread grew by 38 basis points to 3.82% for the nine months ended September 30, 2026 from 3.44% for the nine months ended September 30, 2025. The net interest margin increased 31 basis points to 4.40% for the nine months ended September 30, 2026 from 4.09% for the nine months ended September 30, 2025.

Provision for Credit  Losses. The Company recognized a provision of $809 thousand in the provision for credit losses during the three months ended September 30, 2026, compared to a provision of $3.9 million for the three months ended September 30, 2025. The decrease in provision for the three months ended September 30, 2026 was primarily a result of less loan growth combined with lower reserves associated with the composition of loans closed during the third quarter of 2026. The allowance for credit losses to total loans was 1.38% as of September 30, 2026, a decrease of seven basis points, or 4.83%, versus 1.45% as of December 31, 2025.

For the nine months ended September 30, 2026, the Company recognized a net recovery of $641 thousand in the provision for credit losses as compared to a $6.2 million provision for the nine months ended September 30, 2025. The decreased provision for the nine months ended September 30, 2026 represented settlement of a previously reported participation loan for an office complex. The settlement reduced non-performing loans by approximately $6.0 million during the nine months ended September 30, 2026.

Noninterest Income. Noninterest income information is as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	Percent	2026	2025	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$359	$377	$(18)	(4.8)%	$1,043	$1,001	$42	4.2%
Trust income	2,519	1,578	941	59.6	5,912	4,825	1,087	22.5
Investment advisory income	1,461	1,957	(496)	(25.3)	4,555	5,547	(992)	(17.9)
Investment securities gains (losses)	—	159	(159)	(100.0)	—	(568)	568	(100.0)
Earnings on bank owned life insurance	197	190	7	3.7	584	683	(99)	(14.5)
Proceeds from bank owned life insurance benefit	—	1,191	(1,191)	(100.0)	—	3,590	(3,590)	(100.0)
Gain on sale of assets	—	—	—	—	—	1,236	(1,236)	(100.0)
Valuation allowance on loans held-for-sale	281	—	281	100.0	(4,480)	—	(4,480)	(100.0)
Other	557	1,335	(778)	(58.3)	1,330	2,146	(816)	(38.0)
Total noninterest income	$5,374	$6,787	$(1,413)	(20.8)	$8,944	$18,460	$(9,516)	(51.5)

Noninterest income decreased by $1.4 million, or 20.8%, to $5.4 million for the three months ended September 30, 2026 as compared to $6.8 million for the three months ended September 30, 2025. The decrease of $1.4 million in noninterest income was largely due to the recognition of a Bank Owned Life Insurance gain of $1.2 million related to policy proceeds from a death benefit during the prior year period. Our Wealth Management division revenues, which include our Trust and Asset Management businesses experienced an increase in income of $445 thousand and represented a 12.6% increase quarter-over-quarter, to $4.0 million for the third quarter of 2026 as compared to $3.5 million for the third quarter of 2025 as a result of billings on trust assets associated with real estate during 2026. During the same period, assets-under-management decreased to $1.6 billion at September 30, 2026 from $1.9 billion at September 30, 2025.

For the nine months ended September 30, 2026, noninterest income decreased by $9.6 million, or 51.5%, to $8.9 million as compared to $18.5 million for the nine months ended September 30, 2025. The decrease of $9.5 million in noninterest income was largely related to a valuation allowance of $4.5 million related to loans classified as held-for-sale during the third quarter of 2026, a Bank Owned Life Insurance gain of $3.6 million related to policy proceeds from a death benefit during the prior year period partially offset by the recognition of gain associated with the sale of a branch location of $1.2 million. Our Wealth Management division revenues increased and represented a 0.9% increase to $10.5 million for the nine month period ended September 30, 2026 from $10.4 million for the nine month period ended September 30, 2025 as a result of increased billings on trust assets offset by a reduction in assets under management, primarily due to residual effects from last year’s divisional restructuring. .

Noninterest Expense. Noninterest expense information is as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	Percent	2026	2025	Amount	Percent

	(Dollars in thousands)
Salaries	$7,003	$7,378	$(375)	(5.1)%	$21,924	$21,096	$828	3.9%
Employee benefits	2,490	2,419	71	2.9	8,597	7,207	1,390	19.3
Occupancy expense	1,254	1,280	(26)	(2.0)	3,841	3,856	(15)	(0.4)
Professional fees	1,608	1,380	228	16.5	4,934	4,393	541	12.3
Directors’ fees and expenses	536	314	222	70.7	1,693	939	754	80.3
Computer software expense	1,998	1,785	213	11.9	5,836	5,884	(48)	(0.8)
FDIC assessment	210	330	(120)	(36.4)	700	990	(290)	(29.3)
Advertising expenses	486	481	5	1.0	1,407	1,351	56	4.1
Advisor expenses related to trust income	30	22	8	36.4	80	66	14	21.2
Telephone expenses	243	220	23	10.5	781	630	151	24.0
Intangible amortization	71	71	—	—	214	214	—	—
Other	1,302	1,160	142	12.2	2,417	3,463	(1,046)	(30.2)
Total noninterest expense	$17,231	$16,840	$391	2.3	$52,424	$50,089	$2,335	4.7

Non-interest expense was $17.2 million for the third quarter of 2026, reflecting an increase of approximately $391 thousand, or 2.3%, as compared to $16.8 million for the same period in 2025. The increase in non-interest expense for the current three month period was due primarily to continued investment in overall Company growth, including computer and technology expense, professional fees, and Director’s fees and expenses, partially offset by reductions in salaries and FDIC assessment. Our efficiency ratio decreased to 48.8% for the three months ended September 30, 2026, from 49.9% for the same period in 2025.

Non-interest expense was $52.4 million for the first nine months of 2026, reflecting an increase of approximately $2.3 million, or 4.7%, as compared to $50.1 million for the same period in 2025. The increase in non-interest expense for the current nine month period was also due to continued investment in overall Company growth, primarily, increases in salaries and benefits, Director’s fees and expenses and professional fees, partially offset by a decrease in FDIC assessment expense. For the nine months ended September 30, 2026, our efficiency ratio was 55.1% as compared to 53.2% for the same period in 2025.

Provision for Income Tax. Our provision for income taxes for the three months ended September 30, 2026 reflected a provision of $4.8 million, compared to a provision of $3.0 million for the same period in 2025. The increase in provision was related to the Company’s increase in income before income tax. Our effective tax rate for the three month period ended September 30, 2026 was 27.6%, as compared to 23.0% for the same period in 2025.

For the nine months ended September 30, 2026, our provision for income taxes was $6.0 million, as compared to $8.7 million for the nine months ended September 30, 2025. The decrease was related to the Company’s reversal of the deferred tax valuation allowance during the current nine month period. During the nine months ended September 30, 2026, the Company reevaluated the realizability of its deferred tax assets based on positive and negative evidence under ASC 740. The Company concluded that it is now more likely than not that a portion of our deferred tax assets related to net operating loss carryforwards will be realized. This conclusion was driven by significant positive evidence, including three and one-half years of profitable operations and updated multi-year financial projections. Our effective tax rate for the nine-month period ended September 30, 2026 was 13.8%, as compared to 23.0% for the same period in 2025.

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

The following tables present the statements of income and total assets for our reportable business segments for the periods indicated:

	For the Three Months Ended September 30,
	2026			2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$29,921	$—	$29,921	$26,947	$—	$26,947
Noninterest income	1,394	3,980	5,374	3,252	3,535	6,787
Provision for credit loss	(809)	—	(809)	(3,876)	—	(3,876)
Noninterest expenses	(15,041)	(2,190)	(17,231)	(14,535)	(2,305)	(16,840)
Income tax expense	(4,286)	(483)	(4,769)	(2,741)	(258)	(2,999)
Net income	$11,179	$1,307	$12,486	$9,047	$972	$10,019

	At or for the Nine Months Ended September 30,
	2026			2025
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$86,244	$—	$86,244	$75,715	$—	$75,715
Noninterest income	(1,523)	10,467	8,944	8,088	10,372	18,460
Provision for credit loss	641	—	641	(6,191)	—	(6,191)
Noninterest expenses	(45,977)	(6,447)	(52,424)	(43,244)	(6,845)	(50,089)
Income tax expense	(4,891)	(1,085)	(5,976)	(7,971)	(740)	(8,711)
Net income	$34,494	$2,935	$37,429	$26,397	$2,787	$29,184
Assets under management and/or administration ("AUM") (market value)	$—	$1,641,971	$1,641,971	$—	$1,900,506	$1,900,506
Total assets	$2,726,939	$10,808	$2,737,747	$2,626,283	$10,167	$2,636,450

The market value value of assets under management and/or administration was $1.6 billion and $1.9 billion at September 30, 2026 and 2025, respectively. This includes assets held at both Orange Bank & Trust Company and OIA at September 30, 2026 and 2025.

Our income related to our wealth management business segment, which we record as noninterest income, increased $445 thousand or 12.6%, to $4.0 million for the three months ended September 30, 2026 compared to $3.5 million for the three months ended September 30, 2025. The increase was mainly due to increased revenue within the trust segment as a result of billings on trust assets associated with real estate during 2026, offset by lower levels of assets under management. Our income related to our wealth management business segment increased $95 thousand, or 0.9%, to $10.5 million for the nine months ended September 30, 2026 compared to $10.4 million for the nine months ended September 30, 2025. The increase was the result of additional billings on trust assets offset by a reduction in AUM.

Our expenses related to our wealth management business segment, which we record as noninterest expense, decreased $115 thousand, or 5.0%, to $2.2 million for the three months ended September 30, 2026. The decrease in expenses was primarily due to lower staffing levels as well as tightly managed operating expenses during the period. For the nine months ended September 30, 2026, our expenses related to our wealth management business segment decreased $398 thousand, or 5.8%, to $6.4 million for the nine months ended September 30, 2026 compared to $6.8 million for the nine months ended September 30, 2025. The decrease in expenses was also driven by lower staffing levels during the current period combined with controlled operating expenses.

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

Our most liquid assets are cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2026 and December 31, 2025, cash and due from banks totaled $244.6 million and $204.2 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $386.1 million at September 30, 2026 and $419.4 million at December 31, 2025.

Certificates of deposit due within one year of September 30, 2026 totaled $22.9 million, or 70.0% of total certificates of deposit. At September 30, 2026, the largest concentration of certificates of deposits was in consumer certificates.

We participate in IntraFi Network, allowing us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2026, we had a total of $140.3 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as well as other correspondent banks. At September 30, 2026, we had a total capacity of $662.9 million at the Federal Home Loan Bank of New York, of which $66.4 million was used to collateralize municipal deposits, and $10.0 million was utilized for long-term advances. At September 30, 2026, we also held $57.7 million of collateral at the Federal Reserve Bank of New York which could be utilized to provide additional funding through the discount window and an additional $153.2 million was held as collateral for availability in borrowings through the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) program. We also maintain additional borrowing capacity of $20.0 million of discretionary lines of credit with correspondent banks at September 30, 2026 with no outstanding balance. We also have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $5.0 million at September 30, 2026. There were no outstanding borrowings with ACBB at September 30, 2026.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash from operating activities was $49.4 million for the nine months ended September 30, 2026 and net cash used in operating activities was $30.1 million for the nine months ended September 30, 2025. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $57.8 million for the nine months ended September 30, 2026 and $68.8 million for the nine months ended September 30, 2025, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and borrowings, was $48.7 million for the nine months ended September 30, 2026 and net cash provided from financing activities was $78.2 million for the nine months ended September 30, 2025.

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

Capital Resources. We are subject to various regulatory capital requirements administered by the FRB and the NYSDFS. At September 30, 2026 and December 31, 2025, the Bank exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 10 to the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for actual and required capital amounts and ratios at September 30, 2026 and December 31, 2025.

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

At September 30, 2026, we had $528.5 million in loan commitments outstanding. We also had $21.7 million in standby letters of credit at September 30, 2026.

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

The following table presents the estimated changes in our net interest income, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve month period as of September 30, 2026.

	Net Interest	Year 1
	Income Change	Change
Change in Interest Rates (1)	Year 1 Forecast	from Level

	(Dollars in thousands)
+200 Basis Points	$8,335	6.82%
+100 Basis Points	4,371	3.58%
—	—	—%
-100 Basis Points	(4,974)	(4.07)%
-200 Basis Points	(9,741)	(7.97)%

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

The following table presents the estimated changes in our EVE, calculated on a bank-only basis, that would result from changes in market interest rates as of September 30, 2026.

		Estimated
		Increase (Decrease)
		in EVE
	Estimated
Change in Interest Rates	EVE	Amount	Percent

	(Dollars in thousands)
+300 Basis Points	$890,478	$53,524	6.40%
+200 Basis Points	876,312	39,358	4.70%
+100 Basis Points	861,711	24,757	2.96%
—	836,954	—	—%
-100 Basis Points	801,432	(35,522)	(4.24)%
-200 Basis Points	753,708	(83,246)	(9.95)%
-300 Basis Points	697,652	(139,302)	(16.64)%

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

Item 4. Controls and Procedures

An Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2026 the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have an adverse material effect on the financial condition or results of operations of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2026 none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: November 9, 2026

ORANGE COUNTY BANCORP, INC.

By:	/s/ Michael J. Gilfeather
Name:	Michael J. Gilfeather
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)